Form 10-K
period 2007-12-31
STONE TAN CHINA ACQUISITION CORP.
filed 2008-03-20
CIK 1390332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from                to              .

Commission File No.: 000-52857

STONE TAN CHINA ACQUISITION CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-8387484
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Suite 1A, 11th Floor, Tower 1 China Hong Kong City 33 Canton Road Kowloon, Hong Kong
(Address of Principal Executive Offices) (Zip Code)

852-27355493

Registrant’s telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

(Title of Class)
Common Stock, $.0001 par value

(Title of Class)
Common Stock Purchase Warrants

(Title of Class)
Units consisting of one share of Common Stock and one Common Stock Purchase Warrant

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐	Non-accelerated Filer	☒	Smaller Reporting Company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

State the aggregate market value of the voting and non-voting stock held by non-affiliates of the Issuer: $240,023,784 (based upon the closing price of Issuer’s Common Stock, $.0001 par value, as of March 17, 2008).

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: 41,212,875 at March 14, 2008.

Documents incorporated by reference: None

Item 1.                              Business

Introduction

We were formed on January 24, 2007 as a Delaware blank check company for the purpose of acquiring, through a merger, asset acquisition, stock exchange or other similar business combination, or control through contractual arrangements, an operating business having its primary operations in the People’s Republic of China, or PRC.

On October 19, 2007, we consummated our initial public offering of 30,000,000 units. Each unit consists of one share of common stock, $.0001 par value per share, and one redeemable common stock purchase warrant. On October 30, 2007, the underwriters exercised their over-allotment option and purchased an additional 2,970,300 units. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $5.50. Our common stock and warrants started trading separately as of November 7, 2007. Immediately prior to the consummation of our initial public offering, on October 19, 2007, we completed a private placement of 6,200,000 warrants to the Company’s founding stockholders and received gross proceeds of $6,200,000.

The net proceeds from the sale of our units (including the exercise by the underwriters of their over-allotment option) and the private placement of warrants, after deducting certain offering expenses of approximately $9,592,000, including underwriting discounts of approximately $9,232,000, and the repayment of the note payable to a stockholder of approximately $513,000, including accrued interest, were approximately $259,857,000. Of this amount, approximately $259,746,000 (which includes $9,232,000 in deferred underwriting discounts) is being held in the trust account established in connection with our initial public offering. The remaining proceeds, along with up to $3,300,000 in interest earned on the funds in the trust account, are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

Our efforts in identifying a prospective target business are focused on identifying an operating business having its primary operations in the PRC. We are not limited to any particular industry, therefore, we intend to concentrate on industries and target businesses that may provide significant opportunities for growth.

Pursuant to our amended and restated certificate of incorporation, the initial business combination must be a transaction with one or more operating businesses in which the collective fair market value of the target business, at the time of the business combination, is at least 80% of our net assets at the time of the business combination. Our initial business combination may involve the simultaneous acquisition or merger of more than one target business.

Effecting a Business Combination

General

We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time. We intend to utilize cash derived from the proceeds of our initial public offering and the private placement, our capital stock, debt or a combination of these in effecting a business combination. Although substantially all of the net proceeds from our initial public offering and the private placement are intended to be generally applied toward effecting a business combination, the proceeds are not otherwise being designated for any more specific purposes. We intend to seek a business combination from amongst private businesses, corporate divestitures, and portfolio companies of private equity funds. We believe that the background and track record of our management team positions us to identify target acquisitions and to effect a business combination. In seeking a business combination we will consider the following sources:

•                  Private Companies.   Owners of privately-held companies seeking liquidity or financing for additional growth opportunities are often interested in a sale to or a merger with a well-capitalized public company.

•                  Corporate Divestitures.   Corporate divestitures continue to represent an opportunity to acquire operating divisions or subsidiaries from companies that embark on transformation plans and seek to divest non-core assets.

•                  Portfolio Companies of Private Equity Fund.   Private equity funds generally have finite lives and must seek exit transactions for their portfolio companies in order to liquidate and/or distribute the fund assets to their limited partners following a predetermined term (which may include extensions).

Our business strategy

Our management has substantially unrestricted flexibility in identifying and selecting a prospective target business. While we have not established specific attributes or criteria for prospective target businesses we believe the following factors to be important in evaluating prospects. However, we may decide to enter into a business combination with a target business or businesses that do not meet some or all of these criteria and guidelines.

•                  Positive and reliable cash flow.   We will generally seek to acquire established companies with a history of positive and reliable cash flow (earnings before interest, taxes, depreciation and amortization). We generally intend to avoid business start-ups and companies that we perceive as having significant technology risk or speculative business profiles. We also intend to focus on companies where there are opportunities for substantial growth, either organically or through acquisitions, and where such growth allows for enhanced profit margins through economies of scale.

•                  Experienced management team.   We believe that experienced and seasoned management that has been tested and proven through one or more complete business cycles constitutes an important determinant for success. Accordingly, we will weigh the quality and caliber of management as well as its depth as an important criterion in our evaluation of target business opportunities.

•                  Competitive position in industry.   We will seek to evaluate the strengths and weaknesses of target businesses, particularly with respect to their competitive position in the marketplace. In seeking to determine the competitive advantages of a business, we will consider product quality, customer loyalty, market share, brand strength, switching costs (both for customers and suppliers), intellectual property protection and other intangible assets as well as the customary financial measures such as growth, profitability and capitalization. We will favor businesses that are market share leaders within their respective industries and those that are positioned for growth. In addition, in evaluating competitive advantages, we will seek to ascertain and confirm their sustainability.

We are not limited to a specific target industry

Subject to the limitations that the initial business combination must be a transaction with one or more operating businesses and in which the collective fair market value of the target business or businesses is at least 80% of our net assets at the time of the business combination, as described below in more detail, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate having its primary operations in the PRC.

We have not established any other specific attributes or criteria (financial or otherwise) for prospective target businesses. To the extent we effect a business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Sources of target businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community, who may present solicited or unsolicited proposals. Our executive officer and directors, as well as their affiliates, may also bring to our attention target business candidates. In no event, however, will we pay any of our existing executive officer or directors or any entity with which they are affiliated any finder’s fee or other compensation for services rendered to us prior to or in connection with the consummation of a business combination.

Selection of a target business and structuring of a business combination

In evaluating a prospective target business, our management will consider, among other factors, the following:

•                  financial condition and results of operation;

•                  growth potential;

•                  experience and skill of management and availability of additional personnel;

•                  capital requirements;

•                  competitive position;

•                  barriers to entry into other industries;

•                  stage of development of the products, processes or services;

•                  degree of current or potential market acceptance of the products, processes or services;

•                  proprietary features and degree of intellectual property or other protection of the products, processes or services;

•                  regulatory environment of the industry; and

•                  costs associated with effecting the business combination.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management, where applicable, and inspection of facilities, as well as review of financial and other information which will be made available to us. Nevertheless, upon the completion of such due diligence, we may consummate a business combination with a business target which does not possess the foregoing characteristics.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination. However, we will not pay any finders or consulting fees to our existing officer and directors, or any of their respective affiliates, for services rendered to or in connection with a business combination.

Fair market value of business combination

Our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business, except that our initial business combination must be a transaction in which the fair market value of the target business or businesses acquired simultaneously is at least equal to 80% of our net assets at the time of the business combination. In the event we determine to simultaneously acquire several businesses and such businesses are owned by different sellers and one or more the businesses do not, on a stand-alone basis meet the 80% test, we may need one or more of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of one or more of the other acquisitions, which may make it more difficult for us, and delay our ability to complete the business combination. With multiple acquisitions, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. We may further seek to acquire a target business that has a fair market value in excess of 80% of our net assets by raising additional funds through the sale of our securities, through loans or a combination of both. The fair market value of any such business or businesses will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value. If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated independent investment banking firm with respect to the satisfaction of such criteria.

Possible lack of business diversification

While we may seek to effect business combinations with more than one target business, our initial business combination must be with a target business which satisfies the minimum valuation standard at the time of such acquisition, as discussed above. Consequently, it is possible that we will have the ability to effect only a single business combination. Accordingly, the prospects for our success may be dependent upon the future performance of a single business. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. If we are able to consummate only a single business combination, our lack of diversification may:

•                  subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination; and

•                  result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services.

Limited ability to evaluate the target business’ management

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our executive officer and directors, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following a business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to a business combination. Moreover, we cannot assure you that our executive officer and directors will have significant experience or knowledge relating to the operations of the particular target business.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Opportunity for stockholder approval of business combination

Prior to the completion of a business combination, we will submit the transaction to our stockholders for approval, even if the nature of the acquisition is such as would not ordinarily require stockholder approval under applicable law. In connection with seeking stockholder approval of a business combination, we will also submit to our stockholders for approval a proposal to amend our amended and restated certificate of incorporation to provide for our corporate life to continue perpetually following the consummation of such business combination. Any vote to extend the corporate life to continue perpetually following the consummation of a business combination will be taken only if the business combination is approved. We will only consummate a business combination if stockholders vote both in favor of such business combination and our amendment to extend our corporate life.

In connection with seeking stockholder approval of a business combination we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, which, among other matters, will include a description of the operations of the target business and certain audited historical financial statements of the business.

In connection with the vote required for any business combination, all of our initial stockholders, including all of our executive officer and directors, have agreed to vote their respective shares of common stock owned by them immediately prior to our initial public offering and the private placement in accordance with the majority of the shares of common stock voted by the public stockholders. This voting arrangement shall not apply to shares of common stock included in units purchased by any of our initial stockholders in our initial public offering or following such offering, in the open market. Our initial stockholders have agreed to vote any such shares they purchase in favor of any business combination negotiated by our executive officer. We will proceed with the business combination only if a majority of the shares of common stock voted by the public stockholders are voted in favor of the business combination and public stockholders owning less than 30% of the shares of common stock sold in our initial public offering exercise their redemption rights. A 20% threshold has been more typical for blank check companies. We have increased the threshold to reduce the risk of a small group of stockholders exercising undue influence on the approval process. Voting against the business combination alone will not result in redemption of a stockholder’s shares into a pro rata share of the trust account. To do so, a stockholder must have also exercised the redemption rights described below. As a result of our higher redemption threshold, we may have less cash available to complete a business combination. Because we will not know how many stockholders may exercise such redemption rights, we will need to structure a business combination that requires less cash, or we may need to arrange third party financing to help fund the transaction in case a larger percentage of stockholders exercise their redemption rights than we expect. Alternatively, to compensate for the potential shortfall in cash, we may be required to structure the business combination, in whole or in part, using the issuance of our stock as consideration. Accordingly, this increase in the customary redemption threshold may hinder our ability to consummate a business combination in the most efficient manner or to optimize our capital structure.

In the event that holders of more than 20% of the shares of common stock sold in our initial public offering elect to redeem their shares, our founding stockholders have agreed to forfeit that number of shares (up to a maximum of 937,500) that will result in the number of shares owned by them prior to this offering collectively being no more than 23.81% of our outstanding common stock immediately prior to the consummation of such business combination after giving effect to the redemption.

Redemption rights

At the time we seek stockholder approval of any business combination, we will offer each public stockholder the right to have such stockholder’s shares of common stock redeemed for cash if the stockholder votes against the business combination and the business combination is approved and completed. The actual per share redemption price will be equal to the aggregate amount then on deposit in the trust account, including a pro-rata share of the deferred underwriting discount and any interest earned on the trust account, net of income taxes payable on such interest and after release of up to $3,300,000 of interest income earned on the trust account, after tax, to fund working capital requirements (calculated as of two business days prior to the consummation of the proposed business combination), divided by the number of shares of common stock sold in our initial public offering. Without taking into account any interest earned on the trust account, the initial per share redemption price was approximately $7.88, which includes $0.28 being held in the trust account attributable to the deferred underwriting discount, or $0.12 less than the per unit offering price of $8.00. As of December 31, 2007, the amount held in trust was $7.88 per share. An eligible stockholder may request redemption at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the business combination and the business combination is approved and completed. Stockholders will not be requested to tender their shares of common stock before a business combination is consummated. If a business combination is consummated, redeeming stockholders will be sent instructions on how to tender their shares of common stock and when they should expect to receive the redemption amount. If a stockholder votes against the business combination but fails to properly exercise his or her redemption rights, such stockholder will not have his or her shares of common stock redeemed for his or her pro rata distribution of the trust account. Any request for redemption, once made, may be withdrawn at any time up to the date of the meeting. It is anticipated that the funds to be distributed to stockholders entitled to redeem their shares of common stock who elect redemption will be distributed promptly after completion of a business combination. Public stockholders who redeem their shares of common stock into their share of the trust account still have the right to exercise the warrants that they received as part of the units. We will not complete any business combination if public stockholders owning 30% or more of the shares of common stock sold in our initial public offering exercise their redemption rights. Our initial stockholders are not entitled to redeem any shares of common stock held by them whether acquired by them prior to, as part of or after our initial public offering, for a pro rata share of the trust account in connection with a business combination.

Liquidation if no business combination

Our amended and restated certificate of incorporation provides that we will continue in existence only until October 15, 2009. This provision may not be amended without the affirmative vote of 95% of the shares issued in our initial public offering except in connection with the consummation of a business combination. If we have not completed a business combination by October 15, 2009, our corporate existence will cease except for the purposes of winding up our affairs and liquidating, pursuant to Section 278 of the Delaware General Corporation Law. This has the same effect as if our board of directors and stockholders had formally voted to approve our dissolution pursuant to Section 275 of the Delaware General Corporation Law. Accordingly, limiting our corporate existence to a specified date as permitted by Section 102(b)(5) of the Delaware General Corporation Law removes the necessity to comply with the formal procedures set forth in Section 275 (which would have required our board of directors and stockholders to formally vote to approve our dissolution and liquidation and to have filed a certificate of dissolution with the Delaware Secretary of State). We view this provision terminating our corporate life by October 15, 2009 as an obligation to our stockholders and will not take any action to amend or waive this provision to allow us to survive for a longer period of time except in connection with the consummation of a business combination.

If we are unable to complete a business combination by October 15, 2009, we will distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount in the trust account, inclusive of any interest, net of taxes (up to $3,300,000 of interest, if any may be used to fund our working capital requirements), plus any remaining net assets (subject to our obligations under Delaware law to provide for claims of creditors as described below). We anticipate notifying the trustee of the trust account to begin liquidating such assets promptly after such date and anticipate it will take no more than 10 business days to effectuate such distribution.

There will be no distribution from the trust account or otherwise with respect to our warrants which will expire worthless. We will pay the costs of liquidation and dissolution from our remaining assets outside of the trust account. Based on consultation with Delaware counsel, we believe liquidation costs will be approximately $25,000.

Section 281(b) of the Delaware General Corporation Law requires that the corporation, or any successor entity, adopt a plan of distribution under which the dissolved corporation: (i) pays, or makes reasonable provision to pay all claims and obligations, including contingent, conditional, or unmatured contractual claims known to the corporation or successor entity; (ii) makes provisions which are reasonably sufficient to provide compensation for any claim against the corporation which is the subject of a pending action, suit or proceeding to which the corporation is a party; and (iii) makes provision for compensation for claims that have not been made against the corporation, but based on facts known to the corporation or successor entity are likely to arise within 10 years after the date of dissolution. The plan of dissolution must provide that all claims will be paid in full. If there are insufficient assets to satisfy such claims the plan must indicate that claims shall be paid, or provided for according to their priority and, among claims of equal priority, ratably to the extent there are assets legally available. Any remaining assets shall be distributed to the stockholders of the dissolved corporation.

If we were to expend all of the funds available to us for working capital, other than the proceeds deposited in the trust account, and without taking into account future interest, if any, earned on the trust account, the per-share liquidation price as of December 31, 2007 was $7.88, or $0.12 less than the per-unit offering price of $8.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors (which could include vendors and service providers we have engaged to assist us in any way in connection with our search for a target business and that are owed money by us, as well as target businesses themselves) which could have higher priority than the claims of our public stockholders. Our executive officer and directors have agreed to indemnify us, jointly and severally pro rata according to their beneficial interest in our company immediately prior to our initial public offering, for our debts to vendors, or to any prospective target business, if we do not obtain a valid and enforceable waiver from that vendor or prospective target business of its rights or claims to the trust account and only to the extent necessary to ensure that such claims do not reduce the amount in the trust account. However, we cannot assure you that they will be able to satisfy those obligations, if they are required to do so. As a result, we cannot assure you that the per-share distribution from the trust account, if we liquidate, will not be less than the $7.88, plus interest then held in the trust account.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public stockholders at least $7.88 per share.

Amended and restated certificate of incorporation

Our amended and restated certificate of incorporation requires that we obtain the affirmative vote of holders of 95% of the shares issued in our initial public offering to amend certain provisions of our amended and restated certificate of incorporation. However, the validity of such supermajority voting provisions under Delaware law has not been settled. A court could conclude that such supermajority voting consent requirement constitutes a practical prohibition on amendment in violation of the stockholders’ implicit rights to amend the corporate charter. In that case, certain provisions of the amended and restated certificate of incorporation would be amendable without such supermajority consent and any such amendment could reduce or eliminate the protection afforded to our stockholders. However, we view the foregoing provisions as obligations to our stockholders, and we will not take any action to waive or amend any of these provisions.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous potential target businesses that we could acquire with the net proceeds of our initial public offering, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further:

•                  our obligation to seek stockholder approval of a business combination or obtain the necessary financial information to be included in the proxy statement to be sent to stockholders in connection with such business combination may delay or prevent the completion of a transaction;

•                  our obligation to redeem into cash shares of common stock held by our public stockholders in certain instances may reduce the resources available to us for a business combination; and

•                  our outstanding warrants and options, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that to the extent that our target business is a privately held entity, our status as a public entity may give us a competitive advantage over privately-held entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Officers and Employees

We have one executive officer who is also a member of our board of directors. This individual is not obligated to contribute any specific number of hours per week and intend to devote only as much time as he deems necessary to our affairs. The amount of time he will devote in any time period will vary based on the availability of suitable target businesses to investigate.

Item 1A.                     Risk factors

Risks associated with our business

We are a development stage company with no operating history and, accordingly, there is limited basis on which to evaluate our ability to achieve our business objective.

We are a recently formed development stage company with no operating results to date. Since we do not have an operating history, there is limited basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business. We will not generate any operating revenues until, at the earliest, after the consummation of a business combination. We cannot assure you that an initial business combination will occur.

If we are unable to complete a business combination and are forced to liquidate, our public stockholders will receive less than $8.00 per share upon distribution of the trust account and our warrants will expire worthless.

If we are unable to complete a business combination prior to October 15, 2009 and are forced to liquidate our assets, the per share liquidation will likely be less than $8.00 because of the expenses of this offering, our general and administrative expenses and the anticipated costs of seeking a business combination (although the per share liquidation price could be $8.00 or more as a result of interest earned on the trust account). As of December 31, 2007, the per share liquidation value would have been $7.88 per share. While we will pay, or reserve for payment, from funds not held in trust, our liabilities and obligations, and our executive officer and directors have agreed to indemnify us under certain circumstances for such liabilities and obligations, we cannot assure you, where it is subsequently determined that the reserve for liabilities is insufficient, that stockholders will not be liable for such amounts to creditors. Furthermore, there will be no distribution with respect to our outstanding warrants and, accordingly, the warrants will expire worthless if we liquidate before the completion of a business combination.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per share liquidation amount receivable by our public stockholders from the trust account as part of our plan of dissolution and liquidation will likely be less than $7.88 per share.

Our placing of funds in trust may not protect those funds from third party claims against us. Although we will seek to have all significant vendors, prospective target businesses or other entities with which we execute agreements waive any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements, or even if they execute such agreements that they would be prevented from bringing claims against the trust account including, but not limited to, claims alleging fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with a claim against our assets, including the funds held in the trust account.

Accordingly, the proceeds held in trust could be subject to claims that could take priority over the claims of our public stockholders and the per share liquidation amount receivable by our public stockholders could be less than the $7.88 per share held in the trust account due to claims of such creditors. If we are unable to complete a business combination and dissolve the company, our executive officer and directors will be personally liable to the extent of their pro rata beneficial interest in our company immediately prior to this offering, if we did not obtain a valid and enforceable waiver from any vendor, prospective target business or other entity of any rights or claims by such creditors to the trust account, to ensure that the proceeds in the trust account are not reduced by the claims of various vendors, prospective target businesses or other entities that are owed money by us for services rendered or products sold to us, to the extent necessary to ensure that such claims do not reduce the amount in the trust account. Our directors and executive officer are of substantial means and capable of funding any shortfall in our trust account, even though we have not asked them to reserve for such an eventuality. However, we cannot assure you that they will satisfy those obligations. In the event we obtain a valid and enforceable waiver of any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our stockholders from a vendor, prospective target business or other entity, the indemnification will not be available. In the event that a plan of dissolution and liquidation adopted by us is subsequently determined to have insufficient reserves for claims and liabilities, stockholders who received a return of funds from our trust account as part of its liquidation could be liable for claims made by creditors.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us that is not dismissed, the funds held in our trust account will be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account we cannot assure you we will be able to return to our public stockholders the liquidation amounts due them.

The fact that we will proceed with the business combination if public stockholders holding less than 30% of the shares sold in our initial public offering exercise their redemption rights, rather than the 20% threshold of most other blank check companies, may hinder our ability to consummate a business combination in the most efficient manner or to optimize our capital structure.

Unlike many other blank check companies which have a 20% redemption threshold, we will proceed with the business combination if public stockholders holding less than 30% of the shares sold in our initial public offering exercise their redemption rights, which may make it easier for us to receive stockholder approval for a business combination. As a result of our higher redemption threshold, we may have less cash available to complete a business combination. Because we will not know how many stockholders may exercise such redemption rights, we will need to structure a business combination meeting the 80% of our net assets test that requires less cash, or we may need to arrange third party financing to help fund the transaction in case a larger percentage of stockholders exercise their redemption rights than we expect. Alternatively, to compensate for the potential shortfall in cash, we may be required to structure the business combination, in whole or in part, using the issuance of our stock as consideration. Accordingly, this higher redemption threshold of 30% may hinder our ability to consummate a business combination in the most efficient manner or to optimize our capital structure. Furthermore, the potential ownership by our founding stockholders of $10,000,000 worth of common stock purchased on the open market further increases the likelihood the business combination will be approved.

You will not be entitled to protections normally afforded to investors of blank check companies under the U.S. securities laws.

Since the net proceeds of our initial public offering are intended to be used to complete a business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the U.S. securities laws. However, since we have net tangible assets in excess of $5,000,000 and filed a Current Report on Form 8-K with the Securities and Exchange Commission upon consummation of our initial public offering, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the Securities and Exchange Commission to protect investors of blank check companies, such as Rule 419.

Our stockholders may be held liable for claims of third parties against us to the extent of distributions received by them in connection with the liquidation of the trust account.

Our amended and restated certificate of incorporation provides that we will continue in existence only until 24 months from the date of our initial public offering. If we have not completed a business combination by such date and amended this provision in connection therewith, pursuant to the Delaware General Corporation Law, our corporate existence will cease except for the purposes of winding up our affairs and liquidating. Under Sections 280 through 282 of the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If the corporation complies with certain procedures intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to make liquidating distributions to our stockholders within 10 business days after the 24 month period and, therefore, we do not intend to comply with those procedures. Because we will not be complying with those procedures, we are required, pursuant to Section 281 of the Delaware General Corporation Law, to adopt a plan that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent 10 years. Accordingly, we would be required to provide for any creditors known to us at that time or those that we believe could be potentially brought against us within the subsequent 10 years prior to distributing the funds held in the trust to stockholders. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them and any liability of our stockholders may extend well beyond the third anniversary of such dissolution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders in our dissolution. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after October 15, 2009, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Additionally, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Since we are not limited to a particular industry or prospective target business with which to complete a business combination, investors may be unable to currently ascertain the merits or risks of the industry or target business in which we may ultimately operate.

We may consummate a business combination with a company in any industry we choose and are not limited to any particular industry or type of business. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business which we may ultimately acquire. To the extent we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. If we complete a business combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. For example, if we complete a business combination with a business in a regulated industry, we may be subject to various regulatory risks associated with that industry. Although our management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in our company than a direct investment, if an opportunity were available, in a target business.

Because there are numerous companies with a business plan similar to ours seeking to effectuate a business combination, it may be more difficult for us to do so.

As of February 26, 2008, based upon publicly available information, we have identified approximately 153 blank check companies that have gone public since 2003, many of which have and are focusing on doing a business combination in the PRC and/or Asia. Of these companies, only 47 have completed a business combination, while 8 have liquidated or will be liquidating. The remaining approximately 98 blank check companies have more than $16.0 billion in trust and are seeking to complete business acquisitions. Of these companies, only 24 have announced that they have entered into definitive agreements or letters of intent with respect to potential business combinations but have not yet consummated business combinations. In addition, there are 74 blank check companies seeking to raise approximately $12.8 billion in trust that have filed registration statements and will be seeking to complete business combinations. Furthermore, the fact that only 47 of such companies have completed business combinations and only 24 other of such companies have entered into definitive agreements or letters of intent for business combinations, and eight have liquidated or will be liquidating, may be an indication that there are only a limited number of attractive targets available to such entities or that many targets are not inclined to enter into a transaction with a blank check company, and therefore we also may not be able to consummate a business combination within the prescribed time period. If we are unable to consummate a business combination within the prescribed time period, our purpose will be limited to dissolving, liquidating and winding up.

We may issue shares of our capital stock or debt securities to complete a business combination, which would reduce the equity interest of our stockholders and may cause a change in control of our ownership.

We may issue a substantial number of additional shares of common stock or preferred shares, or a combination of common stock and preferred shares, to complete a business combination. The issuance of additional common stock or preferred shares:

•                  may significantly reduce the equity interest of our existing stockholders;

•                  could cause a change in control if a substantial number of our shares of common stock are issued and in the event of a change of control most likely result in the resignation or removal of our present officer and directors;

•                  may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded to our common stock; and

•                  may adversely affect prevailing market prices for our securities.

Similarly, if we issued debt securities, it could result in:

•                  default and foreclosure on our assets if our operating cash flow after a business combination were insufficient to pay our debt obligations;

•                  acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contained covenants that required the maintenance of certain financial ratios or reserves and any such covenant were breached without a waiver or renegotiation of that covenant;

•                  our immediate payment of all principal and accrued interest, if any, if the debt security was payable on demand;

•                  covenants that limit our ability to acquire capital assets or make additional acquisitions; and

•                  our inability to obtain additional financing, if necessary, if the debt security contained covenants restricting our ability to obtain additional financing while such security was outstanding.

Our ability to successfully effect a business combination and to be successful afterwards will be dependent upon the efforts of our key personnel, some of whom may join us following a business combination and whom we would have only a limited ability to evaluate.

Our ability to successfully effect a business combination will be dependent upon the efforts of our management. We can give you no assurance that our executive officer or our directors will remain with us until we complete a business combination. In addition, the future role of these individuals following a business combination cannot presently be fully ascertained. It is likely that we may employ other personnel following the business combination. While we intend to closely scrutinize any additional individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company as well as U.S. securities laws which could cause us to have to expend time and resources helping them become familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations. Moreover, our current management will only remain with the combined company if they negotiate to do so in connection with the negotiation of the business combination.

Our executive officer and directors may allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs, hampering our ability to consummate a business combination.

Our executive officer and directors are not required to commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses. Our executive officer is engaged in several other business endeavors and is not obligated to contribute any specific number of hours per week to our affairs. If our executive officer’s other business affairs require him to devote more substantial amounts of time to such affairs, it could limit his ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination. We cannot assure you that these conflicts will be resolved in our favor.

Our executive officer and directors may be involved or in the future may become affiliated with other businesses, including other blank check companies, which could cause a conflict of interest as to which business they may present a viable acquisition opportunity.

Our executive officer and directors may be involved or in the future may become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by us. For example, Mr. Stone is the Chairman and Chief Executive Officer of KapStone Paper and Packaging Corporation (formerly Stone Arcade Acquisition Corporation, a blank check company) and Mr. Tan is the founder and Chief Executive Officer of Pacific Millennium. In addition, Mr. Stone sits on the board of directors of McDonalds Corporation and Mr. Tan sits on the boards of Domtar, Inc., Samling Global Limited and a number of Pacific Millennium subsidiaries and portfolio companies. Due to these existing affiliations, they may have conflicting fiduciary obligations with regard to presenting certain potential business opportunities to those entities that may be of interest to us. For example, our executive officer and directors may become aware of business opportunities that may be appropriate for presentation to us as well as the other entities with which they are or become affiliated (which would include companies for whom either of them served as officers or directors or of which they were the controlling stockholder, either directly or through a company controlled by them, but would not include companies of which they were merely stockholders). If appropriate, opportunities must first be presented by such individuals to the entities, other than us, with which they are affiliated as executive officers or directors, which currently are those listed above. Accordingly, there may be potential opportunities that would be attractive to us that would need to be presented to, and rejected by, one or more of these entities before they can be presented to us. Other than the agreements of Messrs. Stone and Tan to present to us, subject to their respective fiduciary obligations, opportunities meeting our criteria and requirements, we have no written policies covering potential conflicts.

All of our existing executive officer and directors, or their respective affiliates, own shares of our common stock which will not participate in liquidation distributions and therefore they may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.

Our executive officer and directors, or their respective affiliates, as applicable, have waived the right to receive distributions upon our liquidation upon our failure to complete a business combination with respect to shares of common stock they purchased prior to this offering. Additionally, these individuals have collectively agreed with the representative of the underwriters that they and certain of their affiliates or designees will purchase the founder warrants in a private placement immediately prior to the closing of this offering. The shares of common stock and warrants owned by our executive officer and directors prior to this offering and their affiliates will be worthless if we do not consummate a business combination. The personal and financial interests of our executive officer and directors may influence their motivation in identifying and selecting a target business and completing a business combination on a timely basis. Consequently, our executive officer’s and directors’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

Our initial stockholders’ interests in obtaining reimbursement for any out-of-pocket expenses incurred by them may lead to a conflict of interest in determining whether a particular target business is appropriate for a business combination and in the public stockholders’ best interest.

Our initial stockholders, which include our executive officer and directors, will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the available proceeds not deposited in the trust account, including interest income of $3,300,000, unless the business combination is consummated. The amount of available proceeds is based on management estimates of the funds needed for operations and to consummate a business combination, and those estimates may prove to be inaccurate. The financial interest of our executive officer and directors could influence their motivation in selecting a target business as certain business combinations may involve the repayment of expenses while others may not. For instance, our executive officer and directors may, as part of any such combination, negotiate the repayment of some or all of their out-of-pocket expenses in excess of the amount in the trust account, which if not agreed to by the target business’ owners, could cause our executive officer and directors to view such potential business combination unfavorably, thereby resulting in a conflict of interest. As a result, our executive officer and directors may have a potential conflict of interest when determining whether or not a particular business combination is in the stockholders’ best interest.

It is likely that we will only be able to complete one business combination with the proceeds of our initial public offering and the private placement, which will cause us to be solely dependent on a single business.

Our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business, except that our initial business combination must be a transaction in which the fair market value of the target business or businesses acquired simultaneously at the time of the business combination is at least 80% of our net assets at the time of the business combination. While we may be able to purchase more than one target business using our equity securities as consideration for the acquisition or raising additional funds through the sale of our securities or through loan arrangements, we have no agreements or arrangements for such additional funding. We therefore believe that it is most likely that we will have the ability to effect only a single business combination. However, should our management elect to pursue more than one acquisition of target businesses simultaneously, our management could encounter difficulties in consummating all or a portion of such acquisitions due to a lack of adequate resources, including the inability of management to devote sufficient time to the due diligence, negotiation and documentation of each acquisition. Furthermore, even if we complete the acquisition of more than one target business at substantially the same time, there can be no assurance that we will be able to integrate the operations of such target businesses.

Accordingly, the prospects for our ability to effect our business strategy may be:

•                  solely dependent upon the performance of a single business; or

•                  dependent upon the development or market acceptance of a single or limited number of products, processes or services.

In the event we acquire a single target business, we will not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities that may have the resources to complete several business combinations.

We will be dependent upon interest earned on the trust account to fund our search for a target company and consummation of a business combination.

We will be dependent upon sufficient interest being earned on the funds held in the trust account to provide us with the additional working capital we will need to search for a target company and consummate a business combination. As of December 31, 2007, we had $1,214,280 available to us outside of the trust account to fund our working capital requirements to fund our business. While we are entitled to withdraw up to an additional $669,834 of the interest earned on the trust account, net of taxes, to fund our business if interest rates were to decline substantially, we may not have sufficient funds available to complete a business combination. In such event, we would need to borrow funds from our insiders or others or be forced to liquidate.

Because of our limited resources and the significant competition for business combination opportunities, we may not be able to consummate an attractive business combination.

We expect to encounter intense competition from other entities having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Further, our obligation to seek stockholder approval of a business combination may delay the consummation of a transaction, and our obligation to redeem for cash the shares of common stock held by public stockholders in certain instances may reduce the resources available for a business combination. Additionally, our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure the transaction or abandon a particular business combination.

Although we believe that the net proceeds of our initial public offering and the private placement will be sufficient to allow us to consummate a business combination, since we have not yet identified any prospective target business, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering and the private placement prove to be insufficient, either because of the size of the business combination or the depletion of the available net proceeds in search of a target business, or because we become obligated to redeem into cash a significant number of shares from dissenting stockholders (which in our case may be up to 30% of the shares held by public stockholders, which may make it easier for us to receive stockholder approval for a business combination, rather than the 20% threshold of many other blank check companies), we will be required to seek additional financing. We cannot assure you that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we were unable to secure additional financing, we would most likely fail to consummate a business combination in the allotted time and would dissolve and liquidate the trust as part of our plan of dissolution and liquidation. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our executive officer, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

We currently do not have an audit committee perform an independent review our financial statements.

Our board of directors does not have “independent directors” within the meaning of Rule 10A-3 promulgated under the Securities Exchange Act of 1934 and does not have a separately designated audit committee.

Therefore, the entire board of directors acts as our audit committee and there will be no independent review of our financial statements by anyone other than our auditors.

Our initial stockholders consisting of our executive officer and directors, control a substantial interest in us and thus may influence certain actions requiring stockholder vote.

Our executive officer and directors and their affiliates collectively own 20% of our issued and outstanding shares of common stock and may have considerable influence over the outcome of all matters requiring approval by our stockholders, including our initial business consideration and the election of directors.

In addition, our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. Since we currently have only two directors, one of the classes does not currently have any directors in it. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office at least until the consummation of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the consummation of a business combination.

Risks associated with our acquisition of a target business in the PRC

After a business combination, substantially all of our assets could be located in China and substantially all of our revenue will be derived from our operations in China. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal developments in China.

The PRC’s economic, political and social conditions, as well as government policies, could affect our business. The PRC economy differs from the economies of most developed countries in many respects.

Since 1978, China has been one of the world’s fastest-growing economies in terms of gross domestic product, or GDP growth. We cannot assure you, however, that such growth will be sustained in the future. If, in the future, China’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate a business combination and if we make an acquisition, the ability of that target business to become profitable.

Our ability to find an attractive target business with which to consummate a business combination is based on the assumption that the Chinese economy will continue to grow. The PRC’s economic growth has been uneven, both geographically and among various sectors of the economy. The PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall PRC economy, but may also have a negative effect on us, depending on the industry in which we engage in a business combination. For example, our business, prospects, financial condition and results of operations may be materially adversely affected by PRC government control over capital investments or changes in tax regulations that are applicable to a potential target business and a business combination.

The PRC economy has been transitioning from a planned economy to a more market-oriented economy. Although in recent years the PRC government has implemented measures emphasizing the use of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the PRC government. In addition, the PRC government continues to play a significant role in regulating industry development by imposing industrial policies. It also exercises significant control over PRC economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. We cannot assure you that China’s economic, political or legal systems will not develop in a way that becomes detrimental to our business, prospects, financial conditions and results of operations.

Deterioration of China’s political relations with the U.S., Europe, or other Asian nations could make Chinese businesses less attractive to Western investors.

The relationship between the U.S. and China is subject to sudden fluctuation and periodic tension. Changes in political conditions in China and changes in the state of foreign relations are difficult to predict and could materially adversely affect our operations or cause potential target businesses or services to become less attractive. This could lead to a decline in our profitability. Any weakening of relations between the U.S., Europe, or other Asian nations and China could have a material adverse effect on our operations even after the successful completion of a business combination.

If relations between the United States and the PRC deteriorate, potential target businesses or their goods or services could become less attractive.

The relationship between the United States and the PRC is subject to sudden fluctuation and periodic tension. For instance, if the United States imposes quotas on Chinese imports, such import quotas may adversely affect political relations between the two countries and result in retaliatory countermeasures by the PRC in industries that may affect our ultimate target business. Relations may also be compromised if the U.S. becomes a more vocal advocate of Taiwan or proceeds to sell certain military weapons and technology to Taiwan. Changes in political conditions in the PRC and changes in the state of Sino-U.S. relations are difficult to predict and could adversely affect our operations or cause potential target businesses or their goods and services to become less attractive.

If the PRC enacts regulations in more industry segments which forbid or restrict foreign investment, our ability to consummate a business combination could be severely impaired.

Many of the rules and regulations that companies face in China are not explicitly communicated. If new laws or regulations forbid foreign investment in industries in which we want to complete a business combination, they could severely impair our choice of candidate pool of potential target businesses. Additionally, if the relevant Chinese authorities find us or the target business with which we ultimately complete a business combination to be in violation of any existing or future Chinese laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

•                  levying fines;

•                  revoking our business and other licenses;

•                  requiring that we restructure our ownership or operations; and/or

•                  requiring that we discontinue any portion or all of our business.

The imposition of any of the above penalties could result in a material and adverse effect on our ability to conduct our business as well as our financial situation and we might be forced to relinquish our interests in operations.

In many cases, existing regulations with regard to investments from foreign investors and domestic private capital lack detailed explanations and operational procedures, and are subject to interpretation, which may change over time. We thus cannot be certain how the regulations will be applied to our business, either currently or in the future. Moreover, new regulations may be adopted or the interpretation of existing regulations may change, any of which could result in similar penalties, resulting in a material and adverse effect on our ability to conduct our business as well as our financial situation.

If we acquire a target business through contractual arrangements with one or more operating businesses in China, such contracts may not be as effective in providing operational control as direct ownership of such businesses and may be difficult to enforce.

The government of the PRC has restricted or limited foreign ownership of certain kinds of assets and companies operating in certain industries. The industry groups that are restricted are wide ranging, including certain aspects of telecommunications, advertising, food production, and heavy equipment manufacturers, for example. In addition there can be restrictions on the foreign ownership of businesses that are determined from time to time to be in “important industries” that may affect the national economic security or having “famous Chinese brand names” or “well established Chinese brand names.” Subject to the review requirements of the Ministry of Commerce and other relevant agencies as discussed elsewhere for acquisitions of assets and companies in the PRC and subject to the various percentage ownership limitations that exist from time to time, acquisitions involving foreign investors and parties in the various restricted categories of assets and industries may nonetheless sometimes be consummated using contractual arrangements with permitted Chinese parties. To the extent that such agreements are employed, they may be for control of specific assets such as intellectual property or control of blocks of the equity ownership interests of a company which may not be subject to the merger and acquisition regulations mentioned above since these types of arrangements typically do not involve a change of equity ownership in a PRC operating company, injure a third party or affect the social public interest. The agreements would be designed to provide our company with the economic benefits of and control over the subject assets or equity interests similar to the rights of full ownership, while leaving the technical ownership in the hands of Chinese parties who would be our nominees and, therefore, may exempt the transaction from the merger and acquisition regulations, including the application process required thereunder. However, since there has been limited implementation guidance provided with respect to the merger and acquisition regulations, there can be no assurance that the relevant government agency would not apply them to a business combination effected through contractual arrangements. If such an agency determines that such an application should have been made, the consequences may include, without limitation, confiscating relevant incomes, levying fines, revoking business and other licenses, requiring restructure of ownership or operations and requiring discontinuation of any portion of all of the acquired business. These agreements likely also would provide for increased ownership or full ownership and control by us when and if permitted under PRC law and regulation. If we choose to effect a business combination that employs the use of these types of control arrangements, we may have difficulty in enforcing our rights. Therefore these contractual arrangements may not be as effective in providing us with the same economic benefits, accounting consolidation or control over a target business as would direct ownership. For example, if the target business or any other entity fails to perform its obligations under these contractual arrangements, we may have to incur substantial costs and expend substantial resources to enforce such arrangements, and rely on legal remedies under Chinese law, including seeking specific performance or injunctive relief, and claiming damages, which we cannot assure will be sufficient to off-set the cost of enforcement and may adversely affect the benefits we expect to receive from the business combination.

Moreover, we expect that the contractual arrangements upon which we would be relying would be governed by Chinese law and would be the only basis of providing resolution of disputes which may arise through either arbitration or litigation in the PRC. Accordingly, these contracts would be interpreted in accordance with Chinese law and any disputes would be resolved in accordance with Chinese legal procedures.

Uncertainties in the Chinese legal system could limit our ability to enforce these contractual arrangements. In the event we are unable to enforce these contractual arrangements, we may not be able to exert the effective level of control or receive the full economic benefits of full direct ownership over the target business.

Contractual arrangements we enter into with potential future subsidiaries and affiliated entities or acquisitions of offshore entities that conduct PRC operations through affiliates in China may be subject to a high level of scrutiny by the PRC tax authorities.

Under PRC law, arrangements and transactions among related parties may be subject to audit or challenge by the PRC tax authorities. If any of the transactions we enter into with potential future subsidiaries and affiliated entities are found not to be on an arm’s-length basis, or to result in an unreasonable reduction in tax under PRC law, the PRC tax authorities have the authority to disallow any tax savings, adjust the profits and losses of such potential future PRC entities and assess late payment interest and penalties. A finding by the PRC tax authorities that we are ineligible for any such tax savings, or that any of our possible future affiliated entities are not eligible for tax exemptions, would substantially increase our possible future taxes and thus reduce our net income and the value of a stockholder’s investment.

If the PRC imposes restrictions to reduce inflation, future economic growth in the PRC could be severely curtailed which could lead to a significant decrease in our profitability following a business combination.

While the economy of the PRC has experienced rapid growth, this growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth can lead to growth in the supply of money and rising inflation. In order to control inflation in the past, the PRC has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending. If similar restrictions are imposed, it may lead to a slowing of economic growth and decrease the interest in the services or products we may ultimately offer leading to a decline in our profitability.

Because Chinese law will govern almost all of any target business’ material agreements, we may not be able to enforce our rights within the PRC or elsewhere, which could result in a significant loss of business, business opportunities or capital.

We believe that it is highly likely that Chinese law will govern almost all of our target business’ material agreements, some or many of which could be with Chinese governmental agencies. We cannot assure you that the target business will be able to enforce any of its material agreements or that remedies will be available outside of the PRC. The Chinese legal system is similar to a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have little precedential value. Although legislation in China over the past 25 years has significantly improved the protection afforded to various forms of foreign investment and contractual arrangements in China, these laws, regulations and legal requirements are relatively new and their interpretation and enforcement involve uncertainties, which could limit the legal protection available to us, and foreign investors, including you. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital and could have a material adverse impact on our business, prospects, financial condition, and results of operations.

As a result of merger and acquisition regulations implemented on September 8, 2006 relating to acquisitions of assets and equity interests of Chinese companies by foreign persons, it is expected that acquisitions will take longer and be subject to economic scrutiny by the PRC government authorities such that we may not be able to complete a transaction.

On September 8, 2006, the Ministry of Commerce, together with several other government agencies, implemented a comprehensive set of regulations governing the approval process by which a Chinese company may participate in an acquisition of its assets or its equity interests and by which a Chinese company may obtain public trading of its securities on a securities exchange outside the PRC. Although there was a complex series of regulations in place prior to September 8, 2006 for approval of Chinese enterprises that were administered by a combination of provincial and centralized agencies, the new regulations have largely centralized and expanded the approval process to the Ministry of Commerce (MOFCOM), the State Administration of Industry and Commerce (SAIC), the State Administration of Foreign Exchange (SAFE) or its branch offices, the State Asset Supervision and Administration Commission (SASAC), and the China Securities Regulatory Commission (CSRC). Depending on the structure of the transaction, these regulations will require the Chinese parties to make a series of applications and supplemental applications to the aforementioned agencies, some of which must be made within strict time limits and depending on approvals from one or the other of the aforementioned agencies. The application process has been supplemented to require the presentation of economic data concerning a transaction, including appraisals of the business to be acquired and evaluations of the acquirer which will permit the government to assess the economics of a transaction in addition to the compliance with legal requirements. If obtained, approvals will have expiration dates by which a transaction must be completed. Also, completed transactions must be reported to MOFCOM and some of the other agencies within a short period after closing or be subject to an unwinding of the transaction. It is expected that compliance with the regulations will be more time consuming than in the past, will be more costly for the Chinese parties and will permit the government much more extensive evaluation and control over the terms of the transaction.

Therefore, acquisitions in China may not be able to be completed because the terms of the transaction may not satisfy aspects of the approval process and may not be completed, even if approved, if they are not consummated within the time permitted by the approvals granted.

Because the September 8, 2006 PRC merger and acquisition regulations permit the government agencies to have scrutiny over the economics of an acquisition transaction and require consideration in a transaction to be paid within stated time limits, we may not be able to negotiate a transaction that is acceptable to our stockholders or sufficiently protect their interests in a transaction.

The regulations have introduced aspects of economic and substantive analysis of the target business and the acquirer and the terms of the transaction by MOFCOM and the other governing agencies through submissions of an appraisal report, an evaluation report and the acquisition agreement, all of which form part of the application for approval, depending on the structure of the transaction. The regulations also prohibit a transaction at an acquisition price obviously lower than the appraised value of the Chinese business or assets. The regulations require that in certain transaction structures, the consideration must be paid within strict time periods, generally not in excess of a year. Because the Chinese authorities have been concerned with offshore transactions which converted domestic companies into foreign investment enterprises (FIEs) in order to take advantage of certain benefits, including reduced taxation, in China, the new regulations require new foreign sourced capital of not less than 25% of the domestic company’s post—acquisition capital in order to obtain FIE treatment. Accordingly, if a sufficient amount of foreign capital is not infused into the domestic company, it will not be eligible to obtain FIE treatment. In asset transactions there must be no harm of third parties and the public interest in the allocation of assets and liabilities being assumed or acquired. These aspects of the regulations will limit our ability to negotiate various terms of the acquisition, including aspects of the initial consideration, contingent consideration, holdback provisions, indemnification provisions and provisions relating to the assumption and allocation of assets and liabilities. Transaction structures involving trusts, nominees and similar entities are restricted. Therefore, we may not be able to negotiate a transaction with terms that will satisfy our investors and protect our stockholders interests in an acquisition of a Chinese business or assets.

The PRC merger and acquisition regulations of September 8, 2006 have introduced industry protection and anti-trust aspects to the acquisition of Chinese companies and assets which may limit our ability to effect an acquisition.

Under the PRC merger and acquisition regulations, acquisitions of Chinese domestic companies relating to “important industries” that may affect the national economic security or result in the transfer of “actual control” of companies having “famous Chinese brand names” or “well established Chinese brand names” must be reported and approved by the relevant agencies. The merger and acquisition regulations also provide for antitrust review requirements for certain large transactions or transactions involving large companies and roll-up transactions with the same effect in the relevant Chinese market. In addition, certain mergers and acquisitions among foreign companies occurring outside of the PRC could also be subject to antitrust review in China which is similar to United States anti-trust law concepts. Exemptions may be sought from the MOFCOM and SAIC. Notwithstanding the September 8, 2006, regulations, there is a draft anti-monopoly law being considered which may replace or supplement the above provisions. Any transaction that we contemplate will have to comply with these regulations and may require additional approval or abandonment if we are not able to satisfy the requirements of the governmental authorities. When we evaluate a potential transaction, we will consider the need to comply with these regulations which may result in our modifying or not pursuing a particular transaction.

The Ministry of Information Industry (MII) issued regulations that regulate and limit ownership and investment in internet and other value-added telecommunications businesses in China which may limit the type of businesses we will be able to acquire.

On July 13, 2006, the MII issued a notice with the purpose of increasing the regulation of foreign investment in and operations of value added telecom services which includes internet and telecommunications businesses in China. The regulations require Chinese entities to own and control the following: (i) internet domain names, (ii) registered trademarks, and (iii) servers and other infrastructure equipment used to host and operate web-sites and conduct business. The ownership requirements functionally limit foreign direct and indirect ownership and control of the intellectual property of these businesses even when attempted through various parallel control, licensing, use and management agreements. It is anticipated that these regulations will be strictly enforced, and the government has provided that the new regulations apply retroactively and provides for audit procedures. The failure to comply may cause the MII to terminate a telecommunications license or otherwise modify existing agreements or require the disposition of the assets by the foreign entity. Any anticipated foreign investment in such businesses will be subject to prior approval by the MII, and it is expected that approval for investment may not be easily obtained for foreign investment in these businesses unless in strict compliance. Therefore, investment by us in this sector may not be actively pursued because certain assets may not be acquirable and accounting consolidation may be restricted or not permitted as a result of an unfavorable but permitted transaction structure.

Because any target business with which we attempt to complete a business combination will be required to provide our stockholders with financial statements prepared in accordance with, or reconciled to, U.S. generally accepted accounting principles, prospective target businesses may be limited.

In accordance with requirements of U.S. federal securities laws, in order to seek stockholder approval of a business combination, a proposed target business will be required to have certain financial statements which are prepared in accordance with, or which are reconciled to, U.S. generally accepted accounting principles, or GAAP. To the extent that a proposed target business does not have financial statements which have been prepared with, or which can be reconciled to, U.S. GAAP, we will not be able to acquire that proposed target business. These financial statements may limit the pool of potential target businesses which we may acquire.

Any devaluation of currencies used in the PRC could negatively impact our target business’ results of operations and any appreciation thereof could cause the cost of a target business as measured in dollars to increase.

Because our objective is to complete a business combination with a target business having its primary operating facilities located in the PRC, and because substantially all revenues and income following a business combination would be received in a foreign currency such as Renminbi, the main currency used in the PRC, the dollar equivalent of our net assets and distributions, if any, would be adversely affected by reductions in the value of the Renminbi. The value of the Renminbi fluctuates and is affected by, among other things, changes in the PRC’s political and economic conditions. To the extent that we need to convert United States dollars into Chinese Renminbi for our operations, appreciation of this currency against the United States dollar could have a material adverse effect on our business, financial condition and results of operations. Conversely, if we decide to convert our Renminbi into United States dollars for other business purposes and the United States dollar appreciates against this currency, the United States dollar equivalent of the Renminbi we convert would be reduced. The conversion of Renminbi into foreign currencies such as the United States dollar has been generally based on rates set by the People’s Bank of China, which are set daily based on the previous day’s interbank foreign exchange market rates and current exchange rates on the world financial markets. Historically, China “pegged” its currency to the United States dollar. This meant that each unit of Chinese currency had a set ratio for which it could be exchanged for United States currency, as opposed to having a floating value like other countries’ currencies. Many countries argued that this system of keeping the Chinese currency low when compared to other countries gave Chinese companies an unfair price advantage over foreign companies. Due to mounting pressure from other countries, the PRC recently reformed its economic policies to establish a floating value for its currency. However, since July 21, 2005, RMB has been re-pegged to a basket of currencies, and is permitted to fluctuate within a managed band. As of December 31, 2007, the exchange rate of the Renminbi was 7.23 against the United States dollar, amounting to a 13.6% appreciation of the Renminbi since July 21, 2005. This floating exchange rate, and any appreciation of the Renminbi that may result from such rate, could cause the cost of a target business as measured in dollars to increase. Further, target companies may be adversely affected since the competitive advantages that existed as a result of the former policies will cease. We cannot assure you that a target business with which we consummate a business combination will be able to compete effectively with the new policies in place.

Restrictions on currency exchange may limit our ability to utilize our cash flow effectively following a business combination.

Following a business combination, we will be subject to China’s rules and regulations on currency conversion. In China, the State Administration for Foreign Exchange (“SAFE”) regulates the conversion of the Chinese Renminbi into foreign currencies. Currently, foreign investment enterprises (“FIEs”) are required to apply to the SAFE for “Foreign Exchange Registration Certificates for FIEs.” Following a business combination, the entity in which we invest in China will likely be a FIE as a result of our ownership structure. FIEs holding such registration certificates, which must be renewed annually, are allowed to open foreign currency accounts including a “basic account” and “capital account.” Currency translation within the scope of the “basic account,” such as remittance of foreign currencies for payment of dividends, can be effected without requiring the approval of the

SAFE. However, conversion of currency in the “capital account,” including capital items such as direct investments, loans, and securities, require approval of the SAFE. We cannot assure you that the Chinese regulatory authorities will not impose further restrictions on the convertibility of the Chinese Renminbi. Any future restrictions on currency exchanges may limit our ability to use our cash flow for the distribution of dividends to our stockholders or to fund operations we may have outside of China.

If any dividend is declared in the future and paid in a foreign currency, you may be taxed on a larger amount in U.S. dollars than the U.S. dollar amount that you will actually ultimately receive.

If you are a U.S. holder, you will be taxed on the U.S. dollar value of your dividends at the time you receive them, even if you actually receive a smaller amount of U.S. dollars when the payment is in fact converted into U.S. dollars. Specifically, if a dividend is declared and paid in a foreign currency, the amount of the dividend distribution that you must include in your income as a U.S. holder will be the U.S. dollar value of the payments made in the foreign currency, determined at the spot rate of the foreign currency to the U.S. dollar on the date the dividend distribution is includible in your income, regardless of whether the payment is in fact converted into U.S. dollars. Thus, if the value of the foreign currency decreases before you actually convert the currency into U.S. dollars, you will be taxed on a larger amount in U.S. dollars than the U.S. dollar amount that you will actually ultimately receive. We have not sought a tax opinion regarding taxation of dividends.

After we consummate a business combination, our operating company in China will be subject to restrictions on dividend payments.

After we consummate a business combination, we may rely on dividends and other distributions from our operating company to provide us with cash flow and to meet our other obligations. Current regulations in China would permit our operating company in China to pay dividends to us only out of its accumulated distributable profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, our operating company in China will be required to set aside at least 10% (up to an aggregate amount equal to half of its registered capital) of its accumulated profits each year. Such cash reserve may not be distributed as cash dividends. In addition, if our operating company in China incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments to us.

Recent regulations relating to offshore investment activities by PRC residents may increase the administrative burden we face and create regulatory uncertainties that may limit or adversely effect our ability to acquire PRC companies.

Regulations were issued on January 24, 2005, on April 8, 2005 and on October 21, 2005, by the SAFE, that will require approvals from, and registrations with, PRC government authorities in connection with direct or indirect offshore investment activities by PRC residents and PRC corporate entities; however, there has been a recent announcement that such regulations may be partially reversed. The SAFE regulations retroactively require approval and registration of direct or indirect investments previously made by PRC residents in offshore companies. In the event that a PRC stockholder with a direct or indirect stake in an offshore parent company fails to obtain the required SAFE approval and make the required registration, the PRC subsidiaries of such offshore parent company may be prohibited from making distributions of profit to the offshore parent and from paying the offshore parent proceeds from any reduction in capital, share transfer or liquidation in respect of the PRC subsidiaries. Further, failure to comply with the various SAFE approval and registration requirements described above, as currently drafted, could result in liability under PRC law for foreign exchange evasion. More recently, however, new regulations have been drafted that would partially reverse the policy that requires Chinese companies to obtain permission from SAFE to own overseas corporate entities.

As a result of the lack of implementing rules, the uncertainty as to when the new draft regulations will take effect, and uncertainty concerning the reconciliation of the new regulations with other approval requirements, it remains unclear how these existing regulations, and any future legislation concerning offshore or cross-border transactions, will be interpreted, amended and implemented by the relevant government authorities. We are committed to complying with the relevant rules. As a result of the foregoing, we cannot assure you that we or the owners of the target business we intend to acquire, as the case may be, will be able to complete the necessary approval, filings and registrations for a proposed business combination. This may restrict our ability to implement our acquisition strategy and adversely affect our operations.

We are required to deduct Chinese corporate withholding taxes from dividends we may pay to our stockholders following a business combination.

On March 16, 2007, the NPC, approved and promulgated the PRC Enterprise Income Tax Law (the “New EIT Law”). This New EIT Law has taken effect since 1 January, 2008. Under the New EIT Law, FIEs and domestic companies are subject to a uniform tax rate of 25%. The New EIT Law provides a five-year transition period starting from its effective date for those enterprises which were established before the promulgation date of the New EIT Law and which were entitled to a preferential lower tax rate under the then-effective tax laws or regulations.

On December 26, 2007, the State Council issued a Notice on Implementing Transitional Measures for Enterprise Income Tax (the “Notice”), providing that the enterprises that have been approved to enjoy a low tax rate prior to the promulgation of the New EIT Law will be eligible for a five-year transition period since 1 January, 2008, during which time the tax rate will be increased step by step to the 25% unified tax rate set out in the New EIT Law. From 1 January, 2008, for the enterprises whose applicable tax rate was 15% before the promulgation of the New EIT Law , the tax rate will be increased to 18% for year 2008, 20% for year 2009, 22% for year 2010, 24% for year 2011, 25% for year 2012. For the enterprises whose applicable tax rate was 24%, the tax rate will be changed to 25% from 1 January, 2008. Furthermore, in accordance with the Notice, the income derived from the PRC of a foreign enterprise that has no establishment in the PRC is subject to a 10% withholding tax absent a tax treaty between the PRC and the jurisdiction where the foreign enterprise is incorporated. As a result, following a business combination any of our subsidiaries operating in China will be required to deduct Chinese withholding taxes from dividends distributed to us as the parent entity, meaning we would have less funds to use in connection with our operations as the parent entity or for distribution to our stockholders.

The PRC government has enacted a new law on enterprise income tax, and as it implements this law the tax and fee benefits provided to foreign investors and companies to encourage development within the country may be lessened or removed with the consequence that expenses may rise impacting margins and net income.

Under the currently effective PRC Foreign Investment Enterprise and Foreign Enterprise Income Tax Law adopted by the National People’s Congress (NPC) on April 9, 1991 and the implementation rules applicable to an FIE, an income tax rate of 33% is generally imposed on an FIE, consisting of a 30% national income tax and a 3% local surcharge, for their domestic and overseas incomes. If the FIE is engaged in manufacturing with an operating period of more than 10 years, it could further be exempted from enterprise income tax for two years beginning from its first profitable year, and allowed a 50% reduction in enterprise income tax for a period of three years thereafter.

A company might receive certain additional preferential enterprise income tax treatment if it qualifies as a company especially supported by the PRC government. FIEs in certain areas (e.g., some free trade zones and some technology parks) might also receive further reductions in their enterprise income tax rate. The PRC government authorities, however, could reduce or eliminate these incentives at any time in the future.

Since China joined the World Trade Organization (WTO), in November 2001, this preferential tax treatment has been criticized as not being WTO-compliant. On March 16, 2007, the NPC, approved and promulgated a new tax law: the PRC Enterprise Income Tax Law. This new tax law will take effect on January 1, 2008. Under the new tax law, FIEs and domestic companies are subject to a uniform tax rate of 25%. The new tax law provides a five-year transition period starting from its effective date for those enterprises which were established before the promulgation date of the new tax law and which were entitled to a preferential lower tax rate under the then-effective tax laws or regulations. In accordance with regulations issued by the State Council, the tax rate of such enterprises may gradually transition to the uniform tax rate within the transition period. For those enterprises which are enjoying tax holidays, such tax holidays may continue until their expiration in accordance with the regulations issued by the State Council, but where the tax holiday has not yet started because of losses, such tax holiday shall be deemed to commence from the first effective year of the new tax law. Although the new tax law equalizes the tax rates for FIEs and domestic companies, preferential tax treatment would continue to be given to both FIEs and domestic companies in certain encouraged sectors and to entities classified as high-technology companies supported by the PRC government. According to the new tax law, entities that qualify as high-technology companies especially supported by the PRC government are expected to benefit from a tax rate of 15% as compared to the uniform tax rate of 25%. Nevertheless, there can be no assurances that any particular company will continue to qualify as a high-technology company supported by the PRC government in the future, and benefit from such preferential tax rate. Following the effectiveness of the new tax law, a company’s effective tax rate may increase, unless it is otherwise eligible for preferential treatment.

Additionally, under the new tax law, an income tax rate for dividends payable to non-PRC investors and derived from sources within the PRC may be increased to 20%. It is currently unclear in what circumstances a source will be considered as located within the PRC.

Investors should note that the new tax law provides only a framework of the enterprise tax provisions, leaving many details on the definitions of numerous terms as well as the interpretation and specific applications of various provisions unclear and unspecified. Any increase in our tax rate in the future could have a material adverse effect on our financial conditions and results of operations.

Recent regulations relating to offshore investment activities by PRC residents may increase the administrative burden we face and create regulatory uncertainties that may limit or adversely effect our ability to acquire PRC companies.

Regulations were issued on January 24, 2005, on April 8, 2005 and on November 21, 2005, by the SAFE, that will require approvals from, and registrations with, PRC government authorities in connection with direct or indirect offshore investment activities by PRC residents and PRC corporate entities; however, there has been a recent announcement that such regulations may be partially reversed. The SAFE regulations retroactively require approval and registration of direct or indirect investments previously made by PRC residents in offshore companies. In the event that a PRC stockholder with a direct or indirect stake in an offshore parent company fails to obtain the required SAFE approval and make the required registration, the PRC subsidiaries of such offshore parent company may be prohibited from making distributions of profit to the offshore parent and from paying the offshore parent proceeds from any reduction in capital, share transfer or liquidation in respect of the PRC subsidiaries. Further, failure to comply with the various SAFE approval and registration requirements described above, as currently drafted, could result in liability under PRC law for foreign exchange evasion. More recently, however, new regulations have been drafted that would partially reverse the policy that requires Chinese companies to obtain permission from SAFE to own overseas corporate entities.

As a result of the lack of implementing rules, the uncertainty as to when the new draft regulations will take effect, and uncertainty concerning the reconciliation of the new regulations with other approval requirements, it remains unclear how these existing regulations, and any future legislation concerning offshore or cross-border transactions, will be interpreted, amended and implemented by the relevant government authorities. We are committed to complying with the relevant rules. As a result of the foregoing, we cannot assure you that we or the owners of the target business we intend to acquire, as the case may be, will be able to complete the necessary approval, filings and registrations for a proposed business combination. This may restrict our ability to implement our business combination strategy and adversely affect our operations.

If our management following a business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws which could lead to various regulatory issues.

Following a business combination, our executive officer may resign from his position and the management of the target business at the time of the business combination could remain in place. We cannot assure you that management of the target business will be familiar with United States securities laws. If new management is unfamiliar with our laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Our future PRC subsidiaries are obligated to withhold and pay PRC individual income tax on behalf of our employees who are subject to PRC individual income tax. If we fail to withhold or pay such individual income tax in accordance with applicable PRC regulations, we may be subject to certain sanctions and other penalties and may become subject to liability under PRC laws.

Under PRC laws, our future PRC subsidiaries are obligated to withhold and pay individual income tax on behalf of our employees who are subject to PRC individual income tax. While tax authorities may advise us that our policy is compliant, they may change their policy, and we could be subject to sanctions.

In addition, the State Administration of Taxation has issued several circulars concerning employee stock options. Under these circulars, our employees working in China (which could include both PRC employees and expatriate employees subject to PRC individual income tax) who exercise stock options will be subject to PRC individual income tax. Our PRC subsidiaries have obligations to file documents related to employee stock options with relevant tax authorities and withhold and pay individual income taxes for those employees who exercise their stock options. While tax authorities may advise us that our policy is compliant, they may change their policy, and we could be subject to sanctions.

If the PRC government determines that we failed to obtain requisite PRC governmental approvals for, or register with the PRC government, our future import and export of technologies, we could be subject to sanctions.

China imposes controls on technology import and export. The term “technology import and export” is broadly defined to include, without limitation, the transfer or license of patents, software and know-how, and the provision of services in relation to technology. Depending on the nature of the relevant technology, the import and export of technology require either approval by, or registration with, the relevant PRC governmental authorities. We can make no assurances that we will successfully obtain such approval or complete such registration.

If we are found to be in violation of PRC laws or regulations, the relevant regulatory authorities have broad discretion in dealing with such violation, including, but not limited to, issuing a warning, levying fines, restricting us from remitting royalties or any other fees, if any, relating to these technologies outside of China, confiscating our earnings generated from the import or export of such technology or even restricting our future export and import of any technology. Even if we successfully obtain such approval or complete such registration, if the PRC government determines that our import and export of technology is inconsistent with, or insufficient for, the proper operation of our business, we could be subject to similar sanctions. Any of these or similar sanctions could cause significant disruption to our business operations or render us unable to conduct a substantial portion of our business operations and may adversely affect our business and result of operations.

Item 1B.                   Unresolved Staff Comments

Not Applicable.

Item 2.                            Properties

We maintain our executive offices at Suite 1A, 11th Floor, Tower 1, China Hong Kong City, 33 Canton Road, Kowloon, Hong Kong. The cost for this space, which is provided by Pacific Millennium Investment Corporation, an affiliate of Mr. Tan, our Chief Executive Officer, is $7,500 per month and includes certain other additional services provided by Pacific Millennium pursuant to a letter agreement between us and Pacific Millennium. We believe that the fee charged by Pacific Millennium is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space adequate for our current operations.

Item 3.                            Legal Proceedings

To the knowledge of management, there is no litigation currently pending or contemplated against us or any of our officer or directors in their capacity as such.

Item 4.                            Submission of Matters to a Vote of Security Holders

During the fourth quarter of our fiscal year ended December 31, 2007, there were no matters submitted to a vote of security holders.

PART II

Item 5.                            Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our units, common stock and warrants have been traded on the Over-the-Counter Bulletin Board, or OTC Bulletin Board, under the symbol “STTAU,” since October 16, 2007 and under the symbols “STTA” and “STTAW,” since November 7, 2007, respectively. The following table sets forth the high and low bid information for our securities from the commencement of trading through December 31, 2007 as reported by the OTC Bulletin Board. The OTC Bulletin Board quotations reflect inter-dealer prices, are without retail markup, markdowns or commissions, and may not represent actual transactions.

	Common Stock		Warrants		Units
	High	Low	High	Low	High	Low
First Quarter*	—	—	—	—	—	—
Second Quarter*	—	—	—	—	—	—
Third Quarter*	—	—	—	—	—	—
Fourth Quarter	$7.29	$7.22	$0.98	$0.83	$8.25	$8.00

* No figures are included as our units commenced trading on the OTC Bulletin Board on October 16, 2007, and our common stock and warrants commenced trading on November 7, 2007.

Number of Holders of Common Stock

The number of holders of record of our common stock on March 17, 2008 was 5, which does not include individual participants in security position listings.

Dividends

There were no cash dividends or other cash distributions made by us during the fiscal year ended December 31, 2007. Future dividend policy will be determined by our Board of Directors based on our earnings, financial condition, capital requirements and other then existing conditions. It is anticipated that cash dividends will not be paid to the holders of our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

We did not engage in the sale of any unregistered securities during the three months ended December 31, 2007.

Use of Proceeds from our Initial Public Offering

On October 19, 2007, we consummated our initial public offering of 30,000,000 units. Each unit consisted of one share of common stock, $.0001 par value per share, and one warrant to purchase one share of common stock.

On October 30, 2007, the underwriters of our initial public offering exercised their over-allotment option to sell an additional 2,970,300 units. We received aggregate gross proceeds of $240,000,000 from the sale of the units. The offering was registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-1 (File No. 333-142729), which was declared effective by the Securities and Exchange Commission on October 15, 2007.

The underwriters of the offering were Morgan Joseph & Co. Inc., Southwest Securities, Inc., Maxim Group LLC, Brean Murray, Carret & Co., LLC, GunnAllen Financial, Inc., Legend Merchant Group. Each of our units commenced trading its component share of common stock and warrant separately on November 7, 2007.

Immediately prior to the consummation of our initial public offering, we sold 6,200,000 warrants to the Company’s founding stockholders for $1.00 per warrant for aggregate gross proceeds of $6,200,000.

The net proceeds from the sale of our units (including the underwriters’ over-allotment option) and the insider warrants, after deducting certain offering expenses of approximately $9,592,000, including underwriting discounts of approximately $9,232,000, and the repayment of the note payable to a stockholder of approximately $513,000, including accrued interest, were approximately $259,875,000. Of this amount, approximately $259,746,000 is being held in the trust account and the remaining proceeds are being held outside of the trust account. The remaining proceeds, along with up to $3,300,000 in interest earned on the funds in the trust account, are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

No expenses of the offering were paid to any of our officer and directors or any of their respective affiliates. We did, however, repay certain of our officer and directors for loans they made to us prior to the consummation of the initial public offering. These loans had an annual interest rate of 4%. The aggregate amount of principal and interest on such loans that we repaid were $500,000 and $12,821, respectively. All the funds held in the trust account have been invested in either Treasury Bills or Money Market Accounts.

Repurchases of Equity Securities

None

Equity Compensation Plan Information

None

Item 6.                              Selected Financial Data

The selected financial data presented below summarizes certain financial data which has been derived from and should be read in conjunction with our financial statements and notes thereto included in the section beginning on page F-1. See also “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Period from January 24, 2007 (Date of Inception) through December 31, 2007

Statement of Operations Data:
Formation and operating costs	$(205,740)
Other income (interest and dividend income)	$2,642,630
Net income	$1,542,904
Basic net income per share	$0.10
Diluted net income per share	$0.09

As of December 31, 2007

Balance Sheet Data:
Cash and cash equivalents	$1,214,280
Total assets	$262,218,161
Common stock subject to possible redemption — 9,891,089 shares at redemption value	75,308,773
Total stockholders’ equity	$176,687,245

Item 7.                              Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report.

Overview

We were formed on January 24, 2007 to serve as a vehicle to effect a merger, asset acquisition, stock exchange or other similar business combination, or control through contractual arrangements, an operating business having its primary operations in the People’s Republic of China. Our initial business combination must be with a target business or businesses whose fair market value is at least equal to 80% of our net assets at the time of such acquisition. Since our offering, we have been actively searching for a suitable business combination candidate. We currently have not entered into any definitive agreement with any potential target businesses. We are not presently engaged in, and will not engage in, any substantive commercial business until we consummate an initial transaction. We intend to utilize cash derived from the proceeds of our recently completed private placement and initial public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

We cannot assure investors that we will find a suitable business combination in the allotted time.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Share-Based Payments

We account for share-based payments pursuant to Statement of Financial Accounting Standards No. 123R, “Share-Based Payments” (“SFAS No. 123R”). SFAS 123R requires all share-based payments, including grants of stock options to employees, to be recognized in the financial statements based on their fair values. We adopted SFAS 123R on January 24, 2007 (inception) and expect that it could have a material impact on our financial statements to the extent we grant stock-based compensation in future periods.

Income Taxes

We account for income taxes pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes (“SFAS 109”), which establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. SFAS 109 requires an asset and liability approach for financial accounting and reporting for income taxes.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of  FASB Statement No. 109” (“FIN 48”), which provides criteria for the recognition, management, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006.

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“FAS 141R”). FAS 141R replaces Statement of Financial Accounting Standards No. 141, “Business Combinations” (“FAS 141”), although it retains the fundamental requirement in FAS 141 that the acquisition method of accounting be used for all business combinations. FAS 141R establishes principles and requirements for how the acquirer in a business combination (a) recognizes and measures the assets acquired, liabilities assumed and any non-controlling interest in the acquiree, (b) recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase and (c) determines what information to disclose regarding the business combination. FAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of our 2009 fiscal year. We are currently assessing the potential effect of FAS 141R on our financial statements.

Liquidity and Capital Resources

On October 19, 2007, we consummated our initial public offering of 30,000,000 units. Each unit consists of one share of common stock and one redeemable common stock purchase warrant. Immediately prior to the consummation of our initial public offering, we sold 6,200,000 warrants to the Company’s founding stockholders for $1.00 per warrant. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $5.50. On October 30, 2007, the underwriters exercised their over-allotment option and purchased an additional 2,970,300 Units. Our common stock and warrants started trading separately as of November 7, 2007.

The net proceeds from the sale of our units (including the underwriters’ over-allotment option) and the insider warrants, after deducting certain offering expenses of approximately $9,592,000, including underwriting discounts of approximately $9,232,000, and the repayment of the note payable to a stockholder of approximately $513,000, including accrued interest, were approximately $259,875,000. Of this amount, approximately $259,746,000 is being held in the trust account and the remaining proceeds are being held outside of the trust account. The remaining proceeds, along with up to $3,300,000 in interest earned on the funds in the trust account, are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of the offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating a business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account, as well as any other net proceeds not expended, will be used to finance the operations of the target business. Including the $3,300,000 in interest available to us, we believe we will have sufficient available funds outside of the trust account to operate through October 15, 2009, assuming that a business combination is not consummated during that time.

From now until the earlier of October 15, 2009 or the date when we complete a business combination, we currently anticipate incurring expenses for the following purposes:

•                  legal, accounting and other expenses attendant to due diligence investigations, structuring and negotiation of a business combination;

•                  due diligence of prospective target businesses;

•                  legal and accounting fees relating to our Securities and Exchange Commission reporting obligations and general corporate matters;

•                  administrative fees ($7,500 per month);

•                  working capital, director and officer liability insurance premiums and reserves (including potential deposits, down payments or funding of a “no-shop” provision in connection with a particular business combination and dissolution obligations and reserves, if any).

We may use all or substantially all of the proceeds held in trust other than the deferred portion of the underwriter’s fee to acquire one or more target businesses. We may not use all of the proceeds held in the trust account in connection with a business combination, either because the consideration for the business combination is less than the proceeds in trust or because we finance a portion of the consideration with capital stock or debt securities that we can issue. In that event, the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business or businesses. The operating businesses that we acquire in such business combination must have, individually or collectively, a fair market value equal to at least 80% of our net assets at the time of such acquisition. If we consummate multiple business combinations that collectively have a fair market value of 80% of our net assets, then we would require that such transactions are consummated simultaneously.

If we are unable to find a suitable target business by October 15, 2009, we will be forced to liquidate. If we are forced to liquidate, the per share liquidation amount may be less than the initial per unit offering price because of the underwriting commissions and expenses related to our offering and because of the value of the warrants in the per unit offering price. Additionally, if third parties make claims against us, the offering proceeds held in the trust account could be subject to those claims, resulting in a further reduction to the per share liquidation price. Under Delaware law, our stockholders who have received distributions from us may be held liable for claims by third parties to the extent such claims are not been paid by us. Furthermore, our warrants will expire worthless if we liquidate before the completion of a business combination.

Results of Operations for the period January 24, 2007 (date of inception) to December 31, 2007

For the period from January 24, 2007 (date of inception) through December 31, 2007, we had net income of $1,542,904, derived from interest income less operating expenses.

Commencing on October 15, 2007 and ending upon the acquisition of a target business, we began incurring a fee of $7,500 per month for office space and certain other additional services from Pacific Millennium, an affiliate of Mr. Tan, our Chief Executive Officer. In addition, on February 27, 2007, we issued an unsecured promissory note of $500,000 to one of our initial stockholders. The note, which bore interest at the rate of 4% per annum, was paid on October 19, 2007.

For the period from January 24, 2007 (date of inception) to December 31, 2007, we incurred $50,232 of travel expenses, $16,845 for professional fees, $98,664 for other formation and operating costs, $40,000 of costs related to capital based taxes, $881,000 related to income based taxes, and interest expense of $12,986, offset by interest income of $2,642,630.

Off Balance-Sheet Arrangements

Warrants issued in conjunction with our initial public offering are equity-linked derivatives and, accordingly, represent off-balance sheet arrangements. These warrants meet the scope exception in paragraph 11(a) in SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and, accordingly, are not accounted for as equity.

Contractual Obligations

We do not have any long term debt, capital lease obligations, operating lease obligations, purchase obligations or other long term liabilities.

Item 7A.                     Quantitative and Qualitative Disclosures About Market Risk

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in and, if a suitable business target is not identified by us prior to the prescribed liquidation date of the trust account, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices. The net proceeds of our initial public offering held in the trust account have been invested only in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended. Given our limited risk in our exposure to money market funds, we do not view the interest rate risk to be significant.

Item 8.                              Financial Statements and Supplementary Data

The following financial statements and the footnotes thereto are included in the section beginning on page F-1:

1.  Report of Independent Registered Public Accounting Firm.

2.  Balance Sheet as of December 31, 2007.

3.  Statement of Operations for the period from January 24, 2007 (date of inception) to December 31, 2007.

4.  Statement of Stockholders’ for the period from January 24, 2007 (date of inception) to December 31, 2007.

5.  Statement of Cash Flows for the period from January 24, 2007 (date of inception) to December 31, 2007.

6.  Notes to Financial Statements.

Item 9.                              Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                     (T) Controls and Procedures

Compliance with Section 404 of the Sarbanes-Oxley Act of 2002

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (the Act), beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2008, we will be required to furnish a report by our management on our internal control over financial reporting. This report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. If we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert our internal control over financial reporting is effective. This report will also contain a statement that our independent registered public accountants have issued an attestation report on management’s assessment of such internal controls and conclusion on the operating effectiveness of those controls.

Management acknowledges its responsibility for internal controls over financial reporting and seeks to continually improve those controls. In order to achieve compliance with Section 404 of the Act within the prescribed period, we are currently performing the system and process documentation and evaluation needed to comply with Section 404, which is both costly and challenging. We believe our process, which began in 2007 and continues in 2008 for documenting, evaluating and monitoring our internal control over financial reporting is consistent with the objectives of Section 404 of the Act.

Item 9B.                     Other Information

None.

PART III

Item 10.                       Directors, Executive Officers and Corporate Governance

Our current directors and executive officer are as follows:

Name	Age	Position
Richard Tan	52	Chief Executive Officer, President and Director
Roger W. Stone	73	Non-Executive Chairman of the Board

Richard Tan has been our Chief Executive Officer since our inception. Mr. Tan has served as the President and Chief Executive Officer of Pacific Millennium Holdings Corporation, an investment and operating group involved over the years in various industries including pulp and paper, forest plantation, information technology, and development and global joint ventures in Asia, since he founded such company in 1977. Mr. Tan has been a member of the board of directors of Samling Global Limited, a Hong Kong public company, and Domtar Inc., a public company in U.S. and Canada, since March 2007. In March 2008, Mr. Tan was appointed as a consultant to the National People’s Congress of the PRC. Mr. Tan received a B.S. in Civil and Mechanical Engineering from San Diego State University, an M.B.A. from the University of Southern California and participated in Stanford University’s Executive Program.

Roger W. Stone has been our non-executive Chairman of the Board since our inception. Mr. Stone has been the Chairman and Chief Executive Officer of KapStone Paper and Packaging Corporation (formerly known as Stone Arcade Acquisition Corporation) since April 2005. Stone Arcade was incorporated in April 2005 as a blank check company formed to acquire a business in the paper, packaging, forest products and related industries. In January 2007, Stone Arcade acquired a division of International Paper and changed its name to KapStone Paper and Packaging Corporation. Mr. Stone has been Manager of Stone-Kaplan Investments, LLC, a private investment company (which is no longer operating) since July 2004. He was Chairman and Chief Executive Officer of Box USA Holdings, Inc., a corrugated box manufacturer, from July 2000 until the sale of that company in July 2004. Mr. Stone was Chairman, President and Chief Executive Officer of Stone Container Corporation, a multinational paper company primarily producing and selling pulp, paper and packaging products, from March 1987 to November 1998 when Stone Container Corporation merged with Jefferson Smurfit Corporation, at which time he became President and Chief Executive Officer of Smurfit-Stone Container Corporation until March 1999. Mr. Stone has served on the board of directors of McDonald’s Corporation since 1989. Mr. Stone received a B.S. in Economics from the Wharton School at the University of Pennsylvania.

Prior to a business combination, Mr. Tan will be involved in our day-to-day business operation and actively involved in locating target businesses, while Mr. Stone, who is a major stockholder and our Chairman, will be involved in the analysis of any potential business combination and the business strategy of our operations. Both Messrs. Stone and Tan have business, financial and indemnification obligations to us. It is unclear what role Messrs. Stone and Tan will play in our operations post-business combination. Depending on the target business and other factors at the time of the business combination, it is possible that neither Mr. Stone nor Mr. Tan will have any responsibilities with respect to our operations post-business combination, although we expect that each will have at least some role in our management.

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Richard Tan, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Roger W. Stone, will expire at the second annual meeting. Since we currently have only two directors, one of the classes does not currently have any directors in it. These individuals will play a key role in identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating its acquisition.

Advisors

We also currently have three advisors with expertise in commerce and finance in China as well as broad business experience. Although we do not intend to rely substantially on these advisors in order to accomplish our business purpose, we anticipate that they will advise us concerning our acquisition of a target business. Our advisors are employed by or affiliated with organizations other than us and have other commitments that may conflict or compete with our interests. We do not have any written agreements with our advisors, and, therefore, they are not obligated to render any advice or assistance to us and there are no arrangements regarding compensation to our advisors other than the understanding that they will be reimbursed for out-of-pocket expenses incurred on behalf of us. Each of our advisors has a long-standing business or personal relationship with the Tan family, and they have expressed their intention to act in an advisory capacity for us.

Their biographies are set forth below:

Daojiong Zhou has been our advisor since March 1, 2007. Mr. Zhou has been the vice chairman of the China Pacific Economic Cooperation Council since August 2000. Mr. Zhou served as the Chairman of the supervisory committee of the China Construction Bank Committee from April 1994 to August 2000. Prior to that time, he served as the Chairman of China Securities Regulatory Committee from May 1995 to June 1997. Mr. Zhou also holds several honorable positions at prominent Chinese financial institutions and academies, including Honorable Chairman of the China Society of Urban Economy, Chairman of the China Taoxingzhi Fund, Honorary Director of the China Investment Society, Advisor of the China Finance Academy, and Executive Director of the China Macro Economic Academy. Mr. Zhou received a degree in Finance from the Central Communist Party School in 1983.

Guangsheng Zhang has been our advisor since December 1, 2006. Mr. Zhang is currently a researcher for Shanghai Pudong Development Bank. Mr. Zhang was the Chairman of the Board of Shanghai Pudong Development Bank from October 2000 to October 2005. From March 1996 to October 2000, he was the director of the Shanghai Commerce Commission. Mr. Zhang holds many honorable positions including being a board member of Fudan University and being an honorary director of the Shanghai Circulating Economics Institute. He has published articles on commerce, finance and business reforms and was awarded the “2003/2004 Mundell World Manager Achievement Award” by World Manager Weekly Magazine. Mr. Zhang received his EMBA from Arizona State University in 2005. He also received his Bachelor degree in Industrial Merchandising from Heilongjiang Business College in 1964.

Dawei Xia has been our advisor since March 16, 2007. He has been the President of Shanghai National Accounting Institute since 2000, the Deputy Chief and a consultant at China Association of Industrial Economics Research and Development since September 2006, the Vice President of the China Accounting Society since June 2006 and a member of and consultant at the Research Council for Listed Companies of the Shanghai Stock Exchange Committee since October 2001. Mr. Xia was the Executive Vice President of Shanghai University of Finance and Economics from October 1998 to October 2000. Mr. Xia received his Master degree in Economics from the Shanghai University of Finance and Economics in 1985 and his Bachelor degree in Engineering from the Changchun University of Technology in 1982.

Code of Ethics

We currently do not have a formalized code of ethics. Upon consummation of a business combination, we intend to adopt a code of ethics that would apply to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

Audit Committee

Our board of directors intends to establish an audit committee after the consummation of the business combination. Until such time, our board of directors will act as our audit committee and will review and discuss the audited financial statements with management and the independent auditors, discuss with the independent auditors the matters required to be discussed by Statement of Auditing Standard No. 61, as currently in effect, receive written disclosures and the letter from the independent auditors required by Independence Standard Board Standard No. 1, Independence Discussions with Audit Committees, as currently in effect, consider whether the provision of non-audit services by the independent auditors to us is compatible with maintaining the auditor’s independence and discuss with the auditors the auditors’ independence. Since we are a blank check company, our financial statements are not complicated and, therefore, we do not have a financial expert as defined in federal securities laws and regulation on our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our directors, executive officer and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership of our common stock with the Securities and Exchange Commission. Our directors, executive officer and persons who own more than 10% of our common stock are required by Securities and Exchange Commission regulations to furnish to us copies of all Section 16(a) forms they file. To our knowledge, based solely upon a review of Forms 3, 4 and 5 and amendments to these forms furnished to the Company by our directors, executive officer and persons who own more than 10% of our common stock, each SPAC Trust, Richard Tan and Roger W. Stone failed to file one Form 4 timely during the year ended December 31, 2007.

Item 11.                       Executive Compensation

No officer has received any cash compensation for services rendered. Commencing on the effective date of our initial public offering through the acquisition of a target business, Pacific Millennium, an affiliate of Mr. Tan, our Chief Executive Officer, will be paid $7,500 per month for office space and general and administrative services including secretarial support. This arrangement was agreed to by Pacific Millennium for our benefit and is not intended to provide Mr. Tan compensation in lieu of a salary. We believe that such fees are at least as favorable as we could have obtained from an unaffiliated person. Our other director does not have a relationship with or interest in Pacific Millennium. Other than this $7,500 per-month fee, no compensation of any kind, including finder’s and consulting fees, will be paid to any of our initial stockholders, our officer or directors, or any of their respective affiliates, for services rendered prior to or in connection with a business combination. However, our officer and directors will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

Since our formation, we have not granted any stock options or stock appreciation rights or any awards under long-term incentive plans.

Item 12.                     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 17, 2008, certain information regarding beneficial ownership of our common stock by each person who is known by us to beneficially own more than 5% of our common stock. The table also identifies the stock ownership of each of our directors, our officer, and all directors and our officer as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

Shares of common stock which an individual or group has a right to acquire within 60 days pursuant to the exercise or conversion of options, warrants or other similar convertible or derivative securities are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Outstanding Common Stock
Roger Stone (1)	3,297,030	8%
Richard Tan (2)	4,945,545	12%
Chih-Chun Tan (2)	4,945,545	12%
HBK Investments L.P, HBK Services LLC, HBK Partners II L.P., HBK Management LLC and HBK Master Fund L.P (3)	3,770,333	9.1%
QVT Financial LP, QVT Financial GP LLC, QVT Fund LP and QVT Associates GP LLC (4)	2,633,734	6.4%
Fir Tree, Inc., Fir Tree Recovery Master Fund, L.P. and Sapling, LLC (5)	2,350,000	5.7%
Weiss Asset Management, LLC, Weiss Capital, LLC and Andrew M. Weiss (6)	2,208,183	5.4%

All directors and executive officers as a group (2 persons)	8,242,575	20%

(1)                 Includes shares held by the Stone 2007 Family Trust. Mr. Stone has voting and dispositive control over the shares held by the trust. The address for Mr. Stone is c/o Stone Tan China Acquisition Corp., Suite 1A, 11th Floor, Tower 1, China Hong Kong City, 33 Canton Road Kowloon, Hong Kong.

(2)                 The 4,945,545 shares beneficially owned by Richard Tan and Chih-Chun Tan are owned by SPAC Trust, a family trust formed for personal financial and estate planning purposes. Chih-Chun Tan (Richard Tan’s father) is settlor and Richard Tan is Trustee of the trust. Chih-Chun Tan will not have any active role in regard to our company.  The address for Mr. Richard Tan and Mr. Chih-Chun Tan is c/o Stone Tan China Acquisition Corp., Suite 1A, 11th Floor, Tower 1, China Hong Kong City, 33 Canton Road Kowloon, Hong Kong.

(3)                 Based on information contained in a Schedule 13G filed by HBK Investments L.P, HBK Services LLC, HBK Partners II L.P., HBK Management LLC and HBK Master Fund L.P. on February 11, 2008. The business address of HBK Investments L.P., HBK Services LLC, HBK Partners II L.P. and HBK Management LLC is 300 Crescent Court, Suite 700, Dallas, Texas 75201. The business address of HBK Master Fund L.P. is c/o HBK Services LLC, 300 Crescent Court, Suite 700, Dallas, Texas 75201. HBK Investments L.P. has delegated discretion to vote and dispose of our common stock to HBK Services LLC (“Services”). Services may, from time to time, delegate discretion to vote and dispose of certain of our common stock to HBK New York LLC, HBK Virginia LLC, HBK Europe Management LLP, and/or HBK Hong Kong Ltd. (collectively, the “Subadvisors”). Each of Services and the Subadvisors is under common control with HBK Investments L.P.

(4)                 Based on information contained in a Schedule 13G/A filed by QVT Financial LP, QVT Financial GP LLC, QVT Fund LP and QVT Associates GP LLC on February 27, 2008. The business address of QVT Financial LP, QVT Financial GP LLC, QVT Fund LP and QVT Associates GP LLC is 1177 Avenue of the Americas, 9th Floor, New York, New York 10036. QVT Financial LP is the investment manager for QVT Fund LP, which beneficially owns 2,170,035 shares of our common stock, and for Quintessence Fund L.P., which beneficially owns 234,658 shares of our common stock. QVT Financial LP is also the investment manager for a separate discretionary account managed for Deutsche Bank AG, which holds 229,041 shares of our common stock. QVT Financial LP has the power to direct the vote and disposition of the shares of our common stock held by QVT Fund LP, Quintessence Fund L.P. and the separate account managed for Deutsche Bank AG. Accordingly, QVT Financial LP may be deemed to be the beneficial owner of an aggregate amount of 2,633,734 shares of our common stock, consisting of the shares owned by QVT Fund LP, Quintessence Fund L.P. and the shares held in the separate account managed for Deutsche Bank AG. QVT Financial GP LLC, as general partner of QVT Financial LP, may be deemed to beneficially own the same number of shares of our common stock reported by QVT Financial LP. QVT Associates GP LLC, as general partner of QVT Fund LP and Quintessence Fund L.P., may be deemed to beneficially own the aggregate number of shares of Common Stock owned by QVT Fund LP and Quintessence Fund L.P., and accordingly, QVT Associates GP LLC may be deemed to be the beneficial owner of an aggregate amount of 2,404,693 shares of our common stock.

(5)                 Based on information contained in a Schedule 13G filed by Sapling, LLC, Fir Tree, Inc. and Fir Tree Recovery Master Fund, L.P. on October 26, 2007. The business address of both Fir Tree, Inc. and Sapling, LLC is 505 Fifth Avenue, 23rd Floor, New York, New York 10017. The address of Fir Tree Recovery Master Fund, L.P. is c/o Admiral Administration Ltd., Admiral Financial Center, 5th Floor, 90 Fort Street, Box 32021 SMB, Grand Cayman, Cayman Islands. Sapling, LLC is the beneficial owner of and may direct the vote and dispose of 1,970,700 shares of our common stock. Fir Tree Recovery Master Fund, L.P. is the beneficial owner of and may direct the vote and dispose of 379,300 shares of our common stock. Fir Tree, Inc. has been granted investment discretion over the shares of our common stock held by Sapling, LLC and Fir Tree Recovery Master Fund, L.P.

(6)                 Based on information contained in a Schedule 13G jointly filed by Weiss Asset Management, LLC, Weiss Capital, LLC and Andrew M. Weiss on March 6, 2008. The business address for Weiss Asset Management, LLC, Weiss Capital, LLC and Mr. Weiss is 29 Commonwealth Avenue, 10th Floor, Boston, MA 02116. The reported shares of our common stock include shares beneficially owned by a private investment partnership of which Weiss Asset Management, LLC is the sole general partner and which may be deemed to be controlled by Mr. Weiss, who is the managing member of Weiss Asset Management, LLC, and also includes shares held by a private investment corporation which may be deemed to be controlled by Mr. Weiss, who is the managing member of Weiss Capital, LLC, the investment manager of such private investment corporation.

Item 13.                     Certain Relationships and Related Transactions

On January 31, 2007 (after giving effect to a stock split effected in May 2007),we issued to the following directors and our executive officer (or their respective affiliates) the number of shares of common stock set forth opposite their respective names for consideration of $0.008 per share.

Name	Number of Shares	Relationship to Us
Roger Stone	3,450,000	Non-Executive Chairman and Director
SPAC Trust	5,175,000	Richard Tan is the trustee of SPAC Trust, a family trust

(1) In November 2007, in connection with the partial exercise by the underwriters of their over-allotment option, Roger Stone and the SPAC Trust redeemed 152,970 and 229,455 shares, respectively, to us.

Immediately prior to the completion of our initial public offering, on October 19, 2007, our founding stockholders purchased 6,200,000 warrants from us at a price of $1.00 per warrant. The aggregate proceeds of the private placement of $6,200,000 are being held in a trust account. Our founding stockholders agreed that they will not sell or otherwise transfer these warrants until after we consummate a business combination, except in certain limited circumstances. In addition, these warrants will be exercisable on a cashless basis and will be nonredeemable so long as our founding stockholders hold them.

The holders of the majority of the aggregate of the shares of common stock and the shares underlying the warrants sold in the private placement are entitled to make up to two demands that we register these shares. They may elect to exercise these registration rights at any time after the date on which these shares of common stock are released from escrow, which, except in limited circumstances, is not before one year after the consummation of a business combination. In addition, these stockholders have certain “piggy-back” registration rights on registration statements filed subsequent to the date on which these shares of common stock are released from escrow. We will bear the expenses incurred in connection with the filing of any such registration statements.

We have agreed to pay Pacific Millennium, an affiliate of Mr. Tan, our Chief Executive Officer, a monthly service fee of $7,500. Such fee is to cover general and administrative services provided by the affiliate, including office space and utilities.

On February 27, 2007, the SPAC Trust, an affiliate of Richard Tan, loaned us $500,000 evidenced by a promissory note, which bore interest at 4% per annum. The proceeds of the loan evidenced by the note were used to pay a portion of the expenses related to our initial public offering. The note, including related accrued interest of $12,821, was repaid on October 19, 2007.

We will reimburse members of our management team for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. Subject to availability of proceeds not placed in the trust account and interest income of up to $3,300,000 (subject to the tax holdback) on the balance in the trust account, there is no limit on the amount of accountable out-of-pocket expenses reimbursable by us, which will be reviewed only by our board or a court of competent jurisdiction if such reimbursement is challenged. To the extent such out-of-pocket expenses exceed the available proceeds not deposited in the trust account and the interest income of up to $3,300,000 on the balance of the trust account (subject to the tax holdback), such out-of-pocket expenses would not be reimbursed by us unless we consummate a business combination.

All ongoing and future transactions between us and our executive officer and directors or their respective affiliates, including loans by our executive officer and directors, will be on terms believed by us to be no less favorable than are available from unaffiliated third parties and such transactions or loans, including any forgiveness of loans, will require prior approval in each instance by a majority of our uninterested “independent” directors, to the extent we have independent directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel

Director Independence

Our board of directors has determined that none of our directors constitute “independent directors” as such term is defined in Rule 10A-3 of the Exchange Act.

Item 14.                     Principal Accountant Fees and Services

During the fiscal year ended December 31, 2007, our independent registered public accountants were Gumbiner Savett Inc., the services of which were provided in the following categories and amount:

Audit Fees

The aggregate fees billed by Gumbiner Savett Inc. for professional services rendered for the audits of our financial statements during 2007 and for services performed in connection with our registration statement on Form S-1 filed in 2007 were $150,611.

Audit Related Fees

Other than the fees described under the caption “Audit Fees” above, Gumbiner Savett Inc. did not bill any fees for services rendered to us during fiscal year 2007 for assurance and related services in connection with the audits or reviews of our financial statements.

Tax Fees

There were no fees billed by Gumbiner Savett Inc. for professional services rendered during the fiscal year ended December 31, 2007 for tax compliance, tax advice, and tax planning.

All Other Fees

There were no fees billed by Gumbiner Savett Inc. for other professional services rendered during the fiscal year ended December 31, 2007.

Pre-Approval Of Services

We do not have an audit committee and as a result our board of directors performs the duties of an audit committee. Our board of directors evaluates and approves in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

Item 15.                     Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The financial statements filed as part of this report are listed in “Item 8 - Financial Statements and Supplementary Data.”

(b) Exhibits

The following Exhibits are filed as part of this report:

Exhibit No.	Description
3.1	Form of Amended and Restated Certificate of Incorporation*
3.2	By-laws*
4.1	Specimen Unit Certificate*
4.2	Specimen Common Stock Certificate*
4.3	Specimen Warrant Certificate*
4.4	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and Stone Tan China Acquisition Corp.*
4.5	Form of Unit Purchase Option to be granted to Morgan Joseph & Co. Inc.*
10.1	Letter Agreement dated October 4, 2007 among Stone Tan China Acquisition Corp., Morgan Joseph & Co. Inc. and Richard Tan*
10.2	Letter Agreement dated October 4, 2007 among Stone Tan China Acquisition Corp., Morgan Joseph & Co. Inc. and Roger Stone*
10.3	Letter Agreements among Stone Tan China Acquisition Corp., Morgan Joseph & Co. Inc. and each of SPAC Trust and Stone 2007 Family Trust*
10.4	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and Stone Tan China Acquisition Corp.*
10.5	Form of Securities Escrow Agreement between Stone Tan China Acquisition Corp., Continental Stock Transfer & Trust Company and Richard Tan, Roger Stone and SPAC Trust**
10.6	Services Agreement with Pacific Millennium Investment Corporation*
10.7	Form of Registration Rights Agreement among Stone Tan China Acquisition Corp., Morgan Joseph & Co. Inc. and Richard Tan, Roger Stone and SPAC Trust*
10.8	Form of Warrant Purchase Agreement between Richard Tan, Roger Stone and Stone Tan China Acquisition Corp.*
10.9	Promissory Note, dated February 27, 2007, issued to SPAC Trust*
10.10	Form of Securities Purchase Agreement among Stone Tan China Acquisition Corp., Morgan Joseph & Co. Inc., SPAC Trust and Roger Stone*

31.1	Certification of the Principal Executive Officer pursuant to Rule 13-14(a) of the Securities Exchange of 1934
32.1	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-142729 and 333-146722).

** Incorporated by reference to our Current Report on Form 8-K filed on October 25, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONE TAN CHINA ACQUISITION CORP.

March 19, 2008	By:	/s/ Richard Tan
		Name:	Richard Tan
		Title:	Chief Executive Officer (Principal Executive, Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 19, 2008	By:	/s/ Richard Tan
		Name:	Richard Tan
		Title:	Chief Executive Officer and Director (Principal Executive, Accounting and Financial Officer)

March 19, 2008	By:	/s/ Roger W. Stone
		Name:	Roger W. Stone
		Title:	Chairman of the Board of Directors

STONE TAN CHINA ACQUISITION CORP.
(a corporation in the development stage)

FINANCIAL STATEMENTS
AND
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Stone Tan China Acquisition Corp.

We have audited the accompanying balance sheet of Stone Tan China Acquisition Corp. (a corporation in the development stage) as of December 31, 2007, and the related statements of operations, stockholders’ equity and cash flows for the period from January 24, 2007 (inception) to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stone Tan China Acquisition Corp. as of December 31, 2007, and the results of its operations and its cash flows for the period from January 24, 2007 (inception) to December 31, 2007, in conformity with United States generally accepted accounting principles.

/s/ GUMBINER SAVETT INC.

GUMBINER SAVETT INC.

Santa Monica, California

March 19, 2008

STONE TAN CHINA ACQUISITION CORP.
(a corporation in the development stage)

BALANCE SHEET

DECEMBER 31, 2007

ASSETS
Current assets:
Cash and cash equivalents	$1,214,280
Money market funds - held in trust	260,800,695
Prepaid expenses	203,186
Total current assets	262,218,161

Total assets	$262,218,161

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$109,459
Deferred underwriting fees payable	9,231,684
Income tax payable	881,000

Total current liabilities	10,222,143

Common stock subject to possible redemption — 9,891,089 shares at redemption value	75,308,773

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; authorized—1,000,000 shares; issued—none	—
Common stock, $0.0001 par value; authorized—139,000,000 shares; issued and outstanding—41,212,875 shares, inclusive of 9,891,089 shares subject to possible redemption	4,121
Additional paid-in capital	175,140,220
Retained earnings	1,542,904
Total stockholders’ equity	176,687,245
Total liabilities and stockholders’ equity	$262,218,161

See accompanying notes to financial statements.

STONE TAN CHINA ACQUISITION CORP.
(a corporation in the development stage)

STATEMENT OF OPERATIONS

PERIOD FROM JANUARY 24, 2007 (INCEPTION) TO DECEMBER 31, 2007

Operating expenses	$(205,740)
Interest income	2,642,630
Interest expense—stockholder	(12,986)
Net income before provision for income tax	2,423,904
Provision for income tax	881,000
Net income	$1,542,904

Net income per common share —
Basic	$0.10
Diluted	$0.09
Weighted average common shares outstanding —
Basic	15,630,961
Diluted	17,681,826

See accompanying notes to financial statements.

STONE TAN CHINA ACQUISITION CORP.

(a corporation in the development stage)

STATEMENT OF STOCKHOLDERS’ EQUITY

PERIOD FROM JANUARY 24, 2007 (INCEPTION) TO DECEMBER 31, 2007

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance, January 24, 2007 (Inception)	—	$—	$—	$—	$—
Sale of common shares to initial stockholders at $0.003 per share	8,625,000	863	24,137	—	25,000
Sale of shares and warrants in private placement and public offering, net of cash offering costs of $19,534,385	32,970,300	3,297	250,424,717	—	250,428,014
Sale of unit purchase option to underwriters	—	—	100	—	100
Shares reclassified to “Common stock subject to possible redemption”	—	—	(75,308,773)	—	(75,308,773)
Shares surrendered and cancelled	(382,425)	(39)	39	—	—
Net income for the period from January 24, 2007 (inception) to December 31, 2007	—	—	—	1,542,904	1,542,904
Balance, December 31, 2007	41,212,875	$4,121	$175,140,220	$1,542,904	$176,687,245

See accompanying notes to financial statements.

STONE TAN CHINA ACQUISITION CORP.
(a corporation in the development stage)

STATEMENT OF CASH FLOWS

PERIOD FROM JANUARY 24, 2007 (INCEPTION) TO DECEMBER 31, 2007

Cash flows from operating activities:
Net income	$1,542,904
Adjustments to reconcile net income to net cash used in operating activities:
(Increase) decrease in -
Prepaid expenses	(203,186)
Increase (decrease) in -
Accounts payable and accrued expenses	109,459
Income tax payable	881,000
Net cash provided by operating activities	2,330,177

Cash flows from investing activities:
Funds placed in trust account from offerings	(259,745,716)
Increase in trust account from interest earned on funds held in trust	(2,630,166)
Withdrawals from trust account	1,575,187
Net cash used in investing activities	(260,800,695)

Cash flows from financing activities:
Proceeds from initial sale of common stock	25,000
Gross proceeds from private placement	6,200,000
Gross proceeds from public offering	263,762,399
Payment of offering costs	(10,302,701)
Proceeds from underwriter’s purchase option	100
Proceeds from stockholder loan	500,000
Repayment of stockholder loan	(500,000)
Net cash provided by financing activities	259,684,798

Net increase in cash and cash equivalents	1,214,280
Cash and cash equivalents at beginning of period	—
Cash and cash equivalents at end of period	$1,214,280

Cash paid for:
Interest	$12,821
Income taxes	$—

Supplemental schedule of non-cash investing and financing activities:
Deferred underwriting fees payable	$9,231,684
Common stock subject to possible redemption	$75,308,773
Fair value of unit purchase option issued to underwriters	$7,689,369

See accompanying notes to financial statements.

STONE TAN CHINA ACQUISITION CORP.

(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007

1.                                       Organization and Proposed Business Operations

Stone Tan China Acquisition Corp. (the “Company”) was incorporated in Delaware on January 24, 2007 as a blank check company formed for the purpose of acquiring, through a merger, stock exchange, asset acquisition or other similar business combination, or control through contractual arrangements, an operating business having its primary operations in the People’s Republic of China.

At December 31, 2007, the Company had not yet commenced any business operations and is therefore considered a “corporation in the development stage.”  All activity through December 31, 2007 related to the Company’s formation, capital raising efforts, as described below, and seeking to acquire a business. The Company is subject to the risks associated with development stage companies. The Company has selected December 31 as its fiscal year-end.

The Company’s ability to acquire an operating business was contingent upon obtaining adequate financial resources through a private placement in accordance with Regulation D under the Securities Act of 1933, as amended (the “Private Placement”), and an initial public offering (the “Public Offering”, and together with the Private Placement, the “Offerings”), which are discussed in Note 3. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offerings, although substantially all of the net proceeds of the Offerings are intended to be generally applied toward consummating a business combination with an operating company. As used herein, a “target business” shall include one or more operating businesses or assets with primary operations in the People’s Republic of China, and a “business combination” shall mean the acquisition by the Company of such a target business. There can be no assurances that the Company will be able to successfully effect a business combination.

2.                                       Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Such cash and equivalents, at times, may exceed federally insured limits. The Company maintains its accounts with financial institutions with high credit ratings.

Income Taxes

The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), which establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. SFAS No. 109 requires an asset and liability approach for financial accounting and reporting for income taxes.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006.

STONE TAN CHINA ACQUISITION CORP.

(a corporation in the development stage)

Earnings Per Common Share

The Company computes earnings per common share in accordance with SFAS No. 128, “Earnings per Share” and SEC Staff Accounting Bulletin No. 98 (“SAB 98”).  SFAS No. 128 requires companies with complex capital structures to present basic and diluted EPS.  Basic EPS is measured as the income available to common shareholders divided by the weighted average common shares outstanding for the period.  Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later.  Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.  At December 31, 2007, potentially dilutive securities consisted of outstanding warrants to acquire an aggregate of 41,670,300 shares of common stock, of which warrants to acquire 2,500,000 shares were anti-dilutive as of such date.

The calculation of diluted weighted average common shares outstanding for the period from January 24, 2007 (inception) to December 31, 2007 is based on the average of the closing price of the Company’s common stock for the period it was quoted on the OTC Bulletin Board.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, money market funds - held in trust, prepaid expenses, accounts payable and accrued expenses, deferred underwriting fees payable, and income tax payable approximate their respective fair values, due to the short-term nature of these items.

Share-Based Payments

The Company accounts for share-based payments pursuant to Statement of Financial Accounting Standards No. 123R, “Share-Based Payments” (“SFAS No. 123R”). SFAS No. 123R requires all share-based payments, including grants of employee stock options to employees, to be recognized in the financial statements based on their fair values. The Company adopted SFAS No. 123R on January 24, 2007 (inception) and expects that it could have a material impact on the Company’s financial statements to the extent that the Company grants stock-based compensation in future periods.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which requires an acquirer to recognize in its financial statements as of the acquisition date (i) the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, measured at their fair values on the acquisition date, and (ii) goodwill as the excess of the consideration transferred plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. Acquisition-related costs, which are the costs the acquirer incurs to effect a business combination, will be accounted for as expenses in the periods in which the costs are incurred and the services are received, except that costs to issue debt or equity securities will be recognized in accordance with other applicable GAAP.SFAS No. 141(R) makes significant amendments to other Statements and other authoritative guidance to provide additional guidance or to conform the guidance in that literature to that provided in SFAS No. 141(R).  SFAS No. 141(R) also provides guidance as to what information is to be disclosed to enable users of financial statements to evaluate the nature and financial effects of a business combination.  SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of SFAS No. 141(R) will affect how the Company accounts for the acquisition of a business after December 31, 2008.

STONE TAN CHINA ACQUISITION CORP.

(a corporation in the development stage)

Except for the aforementioned accounting standard, management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

3.                                       Private Placement and Public Offering

On October 19, 2007, the Company completed its Public Offering of 30,000,000 units at a price of $8.00 per unit. Each unit consisted of one share of the Company’s common stock, $0.0001 par value, and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.50 per share commencing the later of the completion of a business combination with a target business, or October 15, 2008, and expires on October 15, 2011. The warrants will be redeemable at a price of $0.01 per warrant upon 30 days notice after the warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to date on which notice of redemption is given.

The Company paid the underwriters in the Public Offering an underwriting discount of 3.5% of the gross proceeds and upon the consummation of a business combination, the underwriters will receive an additional underwriting discount equal to 3.5% of the gross proceeds. The Company also issued a unit purchase option, for $100, upon consummation of the Public Offering, to Morgan Joseph & Co. Inc. (“Morgan”) , the representative of the underwriters, to purchase up to a total of 2,500,000 units at $10.00 per unit. The units issuable upon exercise of this option are otherwise identical to those sold in the Public Offering, except that the exercise price of the warrants underlying the units is $7.00. This option is exercisable for cash, or on a cashless basis, commencing October 15, 2007 and expiring October 15, 2012. Since the warrants underlying the option are the same as the units sold in the Public Offering and expire October 15, 2011, if the option is exercised after such date, the holders of the option will only receive the common stock component of the units. The estimated fair value of this unit purchase option on the grant date was determined to be approximately $7,689,369 ($3.08 per unit) using a Black-Scholes option-pricing model with the following assumptions:  (1) expected volatility of 45.3%, (2) risk-free interest rate of 4.2%, (3) expected life of 5 years, and (4) dividend rate of zero. The Company accounted for the fair value of the unit purchase option as a cost of the Public Offering, resulting in a charge directly to additional paid-in capital, offset by an equal amount credited directly to additional paid-in capital. As a result, the net increase in shareholders’ equity from the issuance of the unit purchase option will be the $100 cash payment to be received by the Company. The option and warrants could expire worthless if there is no effective registration statement.

On October 19, 2007, the closing date of the Offerings, $236,815,000 of the proceeds of the Offerings, including $8,400,000 of contingent underwriting compensation which will be paid to Morgan if a business combination is consummated, but which will be forfeited in part if the public stockholders elect to have their shares redeemed for cash and in full if a business combination is not consummated, was placed in a trust account (the “Trust Account”) at Citi Smith Barney maintained by Continental Stock Transfer & Trust Company, and invested until the earlier of (i) the consummation of the Company’s first business combination or (ii) the liquidation of the Company. However, up to $3,300,000 of the interest earned on the Trust Account will be released to the Company to fund working capital requirements as set forth in the Investment Management Trust Agreement. Therefore, unless and until a business combination is consummated, the proceeds held in the Trust Account (other than up to $3,300,000 of the interest earned and amounts necessary to pay taxes) will not be available for the Company’s use for any expenses related to the Offerings or expenses which may be incurred related to the investigation and selection of a target business and the negotiation of an agreement to acquire a target business.

On October 30, 2007, the underwriters of the Public Offering exercised their option to purchase an additional 2,970,300 units to cover over-allotments. In connection with the exercise of the over-allotment option, the underwriters received an underwriting discount of 3.5% of the gross proceeds and upon the consummation of a business combination the underwriters will receive an additional underwriting discount equal to 3.5% of the gross proceeds. Consequently, on October 30, 2007, the closing date of the overallotment exercise, an additional $22,930,716 of the proceeds from the exercise, including $831,684 of contingent underwriting compensation which will be paid to Morgan if a business combination is consummated, but which will be forfeited in part if the public

STONE TAN CHINA ACQUISITION CORP.

(a corporation in the development stage)

stockholders elect to have their shares redeemed for cash and in full if a business combination is not consummated, was placed in the Trust Account.

The common stock and warrants included in the units began to trade separately on November 7, 2007, and trading in the units ceased on that date.

On October 19, 2007, prior to the consummation of the Public Offering, the Company’s founding stockholders purchased from the Company an aggregate of 6,200,000 warrants (the “Founder Warrants”) at $1.00 per warrant in a Private Placement. All Founder Warrants issued in the Private Placement were substantially identical to the warrants in the units sold in the Public Offering, except that:  (i) subject to certain limited exceptions, none of the Founder Warrants were transferable or salable until after the Company completes a business combination; and (ii) the Founder Warrants are not subject to redemption and are not exercisable on a cashless basis if held by the initial holders thereof. The $6,200,000 of proceeds from the sale of the Founder Warrants were added to the portion of the proceeds from the Public Offering held in the Trust Account pending completion of the Company’s initial business combination. The Company has determined, based on a review of the trading price of the public warrants of other blank check companies similar to the Company, that the purchase price of $1.00 per Founder Warrant was not less than the approximate fair value of such warrants on the date of issuance. Therefore, the Company did not record compensation expense upon the sale of the Founder Warrants.

After the Company signs a definitive agreement for the acquisition of a target business, it will submit such transaction for stockholder approval. In the event that holders of the shares sold in the Public Offering (the “Public Stockholders”) owning 30% or more of the outstanding stock sold in the Public Offering vote against the business combination and elect to have the Company redeem their shares for cash, the business combination will not be consummated. All of the Company’s stockholders prior to the Offerings, including the officer and directors of the Company (the “Initial Stockholders”), have agreed to vote their 8,625,000 founding shares of common stock in accordance with the vote of the majority of shares purchased in the Public Offering with respect to any business combination and to vote any shares they acquire in the Public Offering, or in the aftermarket, in favor of the business combination. After consummation of the Company’s first business combination, all of these voting safeguards will no longer be applicable.

With respect to the first business combination which is approved and consummated, any Public Stockholders who voted against the business combination may demand that the Company redeem their shares for a pro rata share of the Trust Account (inclusive of a pro rata portion of the contingent underwriting compensation of $0.28 per share). Accordingly, Public Stockholders holding approximately 29.99% of the aggregate number of shares sold in the offerings may seek redemption of their shares in the event of a business combination.

If no business combination occurs, the Company’s Amended and Restated Certificate of Incorporation provides for mandatory liquidation of the Company on October 15, 2009, twenty-four months from the effective date of the Public Offering, without stockholder approval, unless the duration is extended or made permanent by an amendment to the Certificate of Incorporation authorized by the vote of holders of a majority of all outstanding shares entitled to vote.

4.                                       Money Market Funds — Held In Trust

Money market funds — held in trust at December 31, 2007 consists of Citi Institutional Liquid Reserves Class A of $260,800,695 having an annualized taxable yield of 4.94% at December 31, 2007.

5.                                       Note Payable to Stockholder

On February 27, 2007, the Company issued an unsecured promissory note of $500,000 to one of its Initial Stockholders. The note bore interest at the rate of 4% per annum and was due and payable at the earlier of:  (i) February 26, 2008; or (ii) the date on which the Company consummated an initial public offering of its securities. The note, including related accrued interest of $12,821, was paid in full on October 19, 2007.

STONE TAN CHINA ACQUISITION CORP.

(a corporation in the development stage)

6.                                       Common Stock

The Company was initially authorized to issue 39,000,000 shares of its common stock with a par value $0.0001 per share. On October 15, 2007, the authorized common shares were increased to 139,000,000 shares.

In February 2007, the Company’s Initial Stockholders subscribed to 1,562,500 shares of common stock for a total of $25,000. In April 2007, the Company effected a two-for-one stock split in the form of a stock distribution, which resulted in the issuance of an additional 1,562,500 shares to its Initial Stockholders. In May 2007, the Company effected a 1.15-for-one stock split in the form of a stock distribution, which resulted in the issuance of an additional 468,750 shares to its Initial Stockholders. In July 2007, the Company effected a three-for-one stock split in the form of a stock distribution, which resulted in the issuance of an additional 7,187,500 shares to its Initial Stockholders. In October 2007, the Company effected a two-for-three reverse stock split, which resulted in the reduction of 3,593,750 shares held by its Initial Stockholders. Also in October 2007, the Company effected a 1.2-for-one stock split in the form of a stock distribution, which resulted in the issuance of an additional 1,437,500 shares to its Initial Stockholders. The Company’s financial statements give retroactive effect to such stock splits.

On December 3, 2007, the Initial Stockholders surrendered for cancellation, for no consideration, 382,425 shares of common stock so as to ensure that the number of shares they held prior to the Public Offering, exclusive of shares underlying the Founder Warrants, equaled 20% of the outstanding shares of common stock after the Public Offering and the exercise of the underwriters’ over-allotment option.

In the event that holders of more than 20% of the shares of common stock sold in the Public Offering elect to redeem their shares, the Company’s Initial Stockholders have agreed to forfeit that number of shares (up to a maximum of 937,500 shares) that will result in them owning collectively no more than 23.81% of the Company’s outstanding common stock immediately prior to the consummation of such business combination after giving effect to the redemption (without regard to any open market or co-investment unit purchases by the Company’s Initial Stockholders as described in Note 9).

7.                                       Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value $0.0001 per share, with such designations, voting and other rights and preferences, as may be determined from time to time by the Board of Directors..

8.                                       Income Taxes

The provision for income tax consists of U.S. federal income tax currently payable. The Company has its excutive office in Hong Kong and accordingly is not subject to state income tax.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets as of December 31, 2007 consist of start-up and organization costs which must be deferred until the Company commences business operations, at which time they may be written off over a 60-month period. Because of the uncertainty associated with the realization of the Company’s deferred tax assets, a 100% valuation allowance has been recorded.

STONE TAN CHINA ACQUISITION CORP.

(a corporation in the development stage)

The tax effects of temporary differences that give rise to the deferred tax assets at December 31, 2007 are as follows:

Deferred tax assets

Start-up and organization costs	$50,000

Less: Valuation allowance	(50,000)

Net deferred tax assets	$—

The reconciliation between the income tax rate computed by applying the U.S. federal statutory rate and the effective rate for the period January 24, 2007 (inception) to December 31, 2007 is as follows:

U.S. federal statutory tax rate	34.0%

Non-deductible expenses	0.3%

Change in valuation allowance	2.0%

Effective tax rate	36.3%

9.                                       Commitments and Contingencies

The Company will not proceed with a business combination if Public Stockholders owning 30% or more of the shares sold in the Public Offering vote against the business combination and exercise their redemption rights. Accordingly, the Company may effect a business combination if Public Stockholders owning up to approximately 29.99% of the aggregate shares sold in the Public Offering exercise their redemption rights. If this occurred, the Company would be required to redeem for cash up to approximately 29.99% of the 32,970,300 shares of common stock included in the units, or 9,891,089 shares of common stock, at an expected initial per share redemption price of $7.88. However, the ability of stockholders to receive $7.88 per unit is subject to any valid claims by the Company’s creditors which are not covered by amounts held in the Trust Account or the indemnities provided by the Company’s officers and directors. The expected redemption price per share is greater than each stockholder’s initial pro rata share of the Trust Account of approximately $7.60 per share. Of the excess redemption price, approximately $0.28 per share represents a portion of the underwriters’ contingent fee, which they have agreed to forego for each share that is redeemed. Accordingly, the total deferred underwriting compensation payable to the underwriters in the event of a business combination will be reduced by approximately $0.28 for each share that is redeemed. The balance will be paid from proceeds held in the Trust Account, which are payable to the Company upon consummation of a business combination. Even if less than 30% of the stockholders exercise their redemption rights, the Company may be unable to consummate a business combination if such redemption leaves the Company with funds insufficient to acquire or merge with a business with a fair market value greater than 80% of the Company’s net assets at the time of such acquisition, which would be in violation of a condition to the consummation of the Company’s initial business combination, and as a consequence, the Company may be forced to find additional financing to consummate such a business combination, consummate a different business combination or liquidate.

The Company’s Initial Stockholders will enter into an agreement with Morgan pursuant to which they will place limit orders to purchase up to an aggregate of $10,000,000 of the Company’s common stock in the open market commencing 10 business days after the Company files its Current Report on Form 8-K announcing the execution of a definitive agreement for a business combination and ending on the business day immediately preceding the date of the meeting of stockholders at which a business combination is to be approved. Such open market purchases will be made in accordance with Rules 10b-18 and 10b5-1 under the Securities Exchange Act of 1934, as amended, at a price per share of not more than the per share amount held in the Trust Account (less taxes payable) as reported in such Form 8-K and will be made by a broker-dealer mutually agreed upon by the Company’s Initial Stockholders and Morgan in such amounts and at such times as such broker-dealer may determine, in its sole

STONE TAN CHINA ACQUISITION CORP.

(a corporation in the development stage)

discretion, so long as the purchase price does not exceed the above-referenced per share purchase price. The Company’s Initial Stockholders have agreed to vote any such shares of common stock purchased in the open market in favor of the Company’s initial business combination, representing a possible maximum aggregate of 4.2% of the public shares entitled to vote on the business combination. They have agreed not to sell such shares unless a business combination is approved by the Company’s stockholders; however, they will be entitled to participate in any liquidating distributions with respect to the shares purchased in the open market if the business combination is not completed and the Company dissolves.

In the event purchases of $10,000,000 of the Company’s common stock cannot be completed through the open market purchases described above, the Company’s Initial Stockholders have agreed to purchase from the Company, in a private placement, units identical to the units offered hereby at a purchase price of $8.00 per unit until they have spent an aggregate of $10,000,000 in the open market purchases described above and this private purchase. The purchase of co-investment units will occur immediately prior to the Company’s consummation of a business combination, which will not occur until after the signing of a definitive business combination agreement and the approval of that business combination by a majority of the Company’s public stockholders. The warrants included in the co-investment units will be exercisable on a cashless basis.

The Company has agreed to pay Pacific Millennium Investment Corporation, an affiliate of the Company’s Chief Executive Officer, $7,500 per month for 24 months, for this office space and reimbursement of general and administrative expenses. pursuant to a letter agreement, commencing on the date of the Public Offering and terminating upon the date the Company consummates a business combination or liquidates.

10.                                 Registration Rights

The holders of 8,242,575 shares issued prior to the completion of the Public Offering, the holders of the warrants to purchase 6,200,000 shares of common stock underlying the Founder Warrants sold in the Private Placement, and the holders of co-investment units are entitled to registration rights covering the resale of their shares and the resale of their warrants and shares acquired upon exercise of their warrants. The holders of the majority of these shares are entitled to make up to two demands that the Company register their shares, warrants and shares that they are entitled to acquire upon the exercise of warrants. The holders of the majority of these shares can elect to exercise these registration rights at any time after one year from the date of the consummation of the Company’s initial business combination, subject to the transfer restrictions imposed by the lock-up agreements. The holders of the Founder Warrants are also entitled to require the Company to register for resale the shares underlying the Founder Warrants when such warrants become exercisable by their terms. In addition, these stockholders have certain “piggy-back” registration rights on registration statements filed subsequent to the date on which these securities are released from the restrictions imposed by the lock-up agreements. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

In the event that a registration statement is not effective at the time of exercise, the holder of such warrant shall not be entitled to exercise such warrant and in no event will the Company be required to net cash settle the warrant exercise. Consequently, the warrants may expire unexercised.

The unit purchase option and its underlying securities have been registered in the registration statement for the Public Offering; however, the option also grants holders demand and “piggy back” registration rights for periods of five and seven years, respectively, from the date of the Public Offering. These rights apply to all of the securities directly and indirectly issuable upon exercise of the option. The Company will bear all fees and expenses attendant to registering the securities issuable on exercise of the option, other than underwriting commissions incurred and payable by the holders.

STONE TAN CHINA ACQUISITION CORP.

(a corporation in the development stage)

11.                                 Quarterly Results of Operations (Unaudited)

The following table sets forth unaudited quarterly results of operations for the period from January 24, 2007 (inception) to December 31, 2007. This unaudited quarterly information has been derived from the Company’s unaudited financial statements and, in the Company’s opinion, includes all adjustments, including normal recurring adjustments, necessary for a fair presentation of the information for the periods covered. The operating results for any quarter are not necessarily indicative of the operating results for any future period.

	Period from January 24, 2007 (inception) to	Three Months Ended			Period from January 24, 2007 (inception) to
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007	December 31, 2007
Operating expenses	$(15,019)	$—	$—	$(190,721)	$(205,740)
Interest income	1,821	3,905	1,468	2,635,436	2,642,630
Interest expense — stockholder	(1,918)	(4,986)	(5,041)	(1,041)	(12,986)
Net income (loss) before provision for income tax	(15,116)	(1,081)	(3,573)	2,443,674	2,423,904
Provision for income tax	—	—	—	881,000	881,000
Net income (loss)	$(15,116)	$(1,081)	$(3,573)	$1,562,674	$1,542,904

Net income (loss) per common share -
Basic	$(0.00)	$(0.00)	$(0.00)	$0.05	$0.10
Diluted	$(0.00)	$(0.00)	$(0.00)	$0.04	$0.09

Weighted average common shares outstanding -
Basic	8,625,000	8,625,000	8,625,000	34,668,898	15,630,961
Diluted	8,625,000	8,625,000	8,625,000	42,292,767	17,681,826