Form 10-Q
period 2008-03-31
STONE TAN CHINA ACQUISITION CORP.
filed 2008-05-14
CIK 1390332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to .

Commission File Number: 000-52857

STONE TAN CHINA ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	20-8387484
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

Suite 1A, 11th Floor

Tower 1 China Hong Kong City

33 Canton Road Kowloon, Hong Kong

(Address of Principal Executive Offices including Zip Code)

852-27355493

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒         No ☐

There were 41,212,875 shares of the Registrant’s common stock issued and outstanding as of May 13, 2008.

Stone Tan China Acquisition Corp.
Index to Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS (UNAUDITED)

STONE TAN CHINA ACQUISITION CORP.

(a corporation in the development stage)

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$3,016,074	$1,214,280
Money market funds - held in trust	260,559,997	260,800,695
Prepaid expenses	164,584	203,186
Total current assets	$263,740,655	$262,218,161

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$72,440	$109,459
Deferred underwriting fees payable	9,231,684	9,231,684
Deferred interest on funds held in trust	48,668	—
Income tax payable	877,000	881,000
Total liabilities	10,229,792	10,222,143

Common stock subject to possible redemption - 9,891,089 shares at redemption value	75,308,773	75,308,773

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; authorized - 1,000,000 shares; issued - none	—	—
Common stock, $0.0001 par value; authorized - 139,000,000 shares; issued and outstanding - 41,212,875 shares, inclusive of 9,891,089 shares subject to possible redemption	4,121	4,121
Additional paid-in capital	175,140,220	175,140,220
Retained earnings	3,057,749	1,542,904
Total stockholders’ equity	178,202,090	176,687,245
Total liabilities and stockholders’ equity	$263,740,655	$262,218,161

See accompanying notes to condensed financial statements.

STONE TAN CHINA ACQUISITION CORP.

(a corporation in the development stage)

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31, 2008	Period from January 24, 2007 (Inception) to March 31, 2007	Period from January 24, 2007 (Inception) to March 31, 2008 (Cumulative)

Revenue	$—	$—	$—
Operating expenses	211,261	15,019	417,001
Operating loss	(211,261)	(15,019)	(417,001)
Interest income	2,670,774	1,821	5,313,404
Interest expense - stockholder	—	(1,918)	(12,986)
Income (loss) before provision for income tax	2,459,513	(15,116)	4,883,417
Provision for income tax	896,000	—	1.777,000
Income (loss) before allocation of trust account interest	1,563,513	(15,116)	3,106,417
Allocation of trust account interest relating to common stock subject to possible redemption	(48,668)	—	(48,668)
Net income (loss) available to common stockholders	$1,514,845	$(15,116)	$3,057,749

Net income (loss) per common share —
Basic	$0.04	$(0.00)
Diluted	$0.03	$(0.00)
Weighted average common shares outstanding —
Basic	41,212,875	8,625,000
Diluted	50,930,274	8,625,000

See accompanying notes to condensed financial statements.

STONE TAN CHINA ACQUISITION CORP.

(a corporation in the development stage)

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional		Total
	Shares	Amount	Paid-in Capital	Retained Earnings	Stockholders’ Equity

Balance, January 24, 2007 (inception)	—	$—	$—	$—	$—
Sale of common shares to initial stockholders at $0.003 per share	8,625,000	863	24,137	—	25,000
Sale of shares and warrants in private placement and public offering, net of offering costs of $19,534,385	32,970,300	3,297	250,424,717	—	250,428,014
Sale of unit purchase option to underwriters	—	—	100	—	100
Shares reclassified to “Common stock subject to possible redemption”	—	—	(75,308,773)	—	(75,308,773)
Shares surrendered and cancelled	(382,425)	(39)	39	—	—
Net income available to common stockholders for the period from January 24, 2007 (inception) to December 31, 2007	—	—	—	1,542,904	1,542,904
Balance, December 31, 2007	41,212,875	4,121	175,140,220	1,542,904	176,687,245
Net income available to common stockholders for the three months ended March 31, 2008 (unaudited)	—	—	—	1,514,845	1,514,845
Balance, March 31, 2008 (unaudited)	41,212,875	$4,121	$175,140,220	$3,057,749	$178,202,090

See accompanying notes to condensed financial statements.

STONE TAN CHINA ACQUISITION CORP.

(a corporation in the development stage)

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31, 2008	Period from January 24, 2007 (Inception) to March 31, 2007	Period from January 24, 2007 (Inception) to March 31, 2008 (Cumulative)

Cash flows from operating activities
Net income (loss)	$1,514,845	$(15,116)	$3,057,749
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in -
Prepaid expenses	38,602	(15,174)	(164,584)
Increase (decrease) in -
Accounts payable and accrued expenses	(37,019)	2,482	72,440
Income tax payable	(4,000)		877,000
Accrued interest payable to stockholder	—	1,918	—
Net cash provided by (used in) operating activities	1,512,428	(25,890)	3,842,605

Cash flows from investing activities
Increase in trust account from interest earned on funds held in trust	(2,596,456)	—	(5,226,622)
Funds placed in trust account from offerings	—	—	(259,745,716)
Withdrawals from trust account	2,885,822	—	4,461,009
Net cash provided by (used in) investing activities	289,366	—	(260,511,329)

Cash flows from financing activities
Proceeds from initial sale of common stock	—	25,000	25,000
Gross proceeds from private placement	—	—	6,200,000
Gross proceeds from public offering	—	—	263,762,399
Payments of offering costs	—	(88,084)	(10,302,701)
Proceeds from underwriter’s purchase option	—	—	100
Proceeds from stockholder loans	—	500,000	500,000
Repayment of stockholder loans	—	—	(500,000)
Net cash provided by financing activities	—	436,916	259,684,798

Net increase in cash and cash equivalents	1,801,794	411,026	3,016,074
Balance at beginning of period	1,214,280	—	—
Balance at end of period	$3,016,074	$411,026	$3,016,074

Cash paid for:
Interest	$165	$—	$12,986
Income taxes	$900,000	$—	$900,000

Supplemental schedule of non-cash investing and financing activities:
Increase in accrued offering costs and placement fees, net	$—	$—	$9,231,684
Common stock subject to possible redemption	$—	$—	$75,308,773
Fair value of unit purchase option issued to underwriters	$—	$—	$7,689,369

See accompanying notes to condensed financial statements.

STONE TAN CHINA ACQUISITION CORP.

(a corporation in the development stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

Three Months Ended March 31, 2008 and 2007

1. Basis of Presentation

The financial statements of Stone Tan China Acquisition Corp. (the “Company”) at March 31, 2008, for the three months ended March 31, 2008, the period from January 24, 2007 (inception) to March 31, 2007, and for the period from January 24, 2007 (inception) to March 31, 2008 (cumulative), are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) have been made that are necessary to present fairly the financial position of the Company as of March 31, 2008, the results of its operations for the three months ended March 31, 2008, the period from January 24, 2007 (inception) to March 31, 2007, and for the period from January 24, 2007 (inception) to March 31, 2008 (cumulative), and its cash flows for the three months ended March 31, 2008, the period from January 24, 2007 (inception) to March 31, 2007, and for the period from January 24, 2007 (inception) to March 31, 2008 (cumulative). Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The condensed balance sheet at December 31, 2007 has been derived from the audited financial statements.

The statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and other information included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with Securities and Exchange Commission.

2. Organization and Proposed Business Operations

The Company was incorporated in Delaware on January 24, 2007 as a blank check company formed for the purpose of acquiring, through a merger, stock exchange, asset acquisition or other similar business combination, or control through contractual arrangements, an operating business having its primary operations in the People’s Republic of China.

At March 31, 2008, the Company had not yet commenced any business operations and is therefore considered a “corporation in the development stage.”  All activity through March 31, 2008 related to the Company’s formation, capital raising efforts (as described below), and efforts to acquire a business. The Company is subject to the risks associated with development stage companies. The Company has selected December 31 as its fiscal year-end.

The Company’s ability to acquire an operating business was contingent upon obtaining adequate financial resources through a private placement in accordance with Regulation D under the Securities Act of 1933, as amended (the “Private Placement”), and an initial public offering (the “Public Offering”, and together with the Private Placement, the “Offerings”), which are discussed in Note 4. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offerings, although substantially all of the net proceeds of the Offerings are intended to be generally applied toward consummating a business combination with an operating company. As used herein, a “target business” shall include one or more operating businesses or assets with primary operations in the People’s Republic of China, and a “business combination” shall mean the acquisition by the Company of such a target business. There can be no assurances that the Company will be able to successfully effect a business combination.

3. Summary of Significant Accounting Policies

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The Company adopted the provisions of FIN 48 on January 24, 2007 (inception).

Earnings Per Common Share

The Company computes earnings (loss) per common share (“EPS”) in accordance with SFAS No. 128, “Earnings per Share” and SEC Staff Accounting Bulletin No. 98 (“SAB 98”).  SFAS No. 128 requires companies with complex capital structures to present basic and diluted EPS.  Basic EPS is measured as the income (loss) available to common shareholders divided by the weighted average common shares outstanding for the period.  Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later.  Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS

At March 31, 2008, potentially dilutive securities consisted of outstanding warrants and options to acquire an aggregate of 44,170,300 shares of common stock, as follows, of which options to acquire 2,500,000 shares were anti-dilutive at such date.

Founders warrants	6,200,000
Public warrants	32,970,300
Underwriters’ unit purchase option	5,000,000
Total	44,170,300

Diluted weighted average common shares outstanding utilizes the treasury stock method, and is based on the average of the closing price of the Company’s common stock, as quoted on the OTC Bulletin Board for the applicable period.

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

Share-Based Payments

The Company accounts for share-based payments pursuant to Statement of Financial Accounting Standards No. 123R, “Share-Based Payments” (“SFAS No. 123R”). SFAS No. 123R requires all share-based payments, including grants of employee stock options to employees, to be recognized in the financial statements based on their fair values. The Company adopted SFAS No. 123R on January 24, 2007 (inception). The Company expects that SFAS No. 123R could have a material impact on the Company’s financial statements to the extent that the Company grants stock-based compensation in future periods.

Deferred Interest on Funds Held in Trust

Deferred interest on funds held in trust consists of the 30% less one share portion of the interest earned on the funds held in trust, which is the maximum amount, net of permitted withdrawals by the Company, that the Company would be obligated to pay to stockholders who elect to have their stock redeemed by the Company without resulting in a rejection of a business combination.

Adoption of New Accounting Policies

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a formal framework for measuring fair value under Generally Accepted Accounting Principles (“GAAP”). SFAS No. 157 defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements.  SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for: SFAS No. 123R, share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. SFAS No. 157 was adopted January 1, 2008.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the Company’s choice to use fair value on its earnings. SFAS No. 159 also requires companies to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157 and SFAS No. 107. SFAS No. 159 was adopted January 1, 2008.

The adoption of SFAS No. 157 and SFAS No. 159 on January 1, 2008 did not have any effect on the Company’s financial statement presentation or disclosures.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which requires an acquirer to recognize in its financial statements as of the acquisition date (i) the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, measured at their fair values on the acquisition date, and (ii) goodwill as the excess of the consideration transferred plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. Acquisition-related costs, which are the costs an acquirer incurs to effect a business combination, will be accounted for as expenses in the periods in which the costs are incurred and the services are received, except that costs to issue debt or equity securities will be recognized in accordance with other applicable GAAP. SFAS No. 141(R) makes significant amendments to other Statements and other authoritative guidance to provide additional guidance or to conform the guidance in that literature to that provided in SFAS No. 141(R). SFAS No. 141(R) also provides guidance as to what information is to be disclosed to enable users of financial statements to evaluate the nature and financial effects of a business combination. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of SFAS No. 141R will effect how the Company accounts for a business combination after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”), which requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled and presented in the consolidated financial statements.  SFAS No. 160 also requires that once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value.  Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 amends FASB No. 128 to provide that the calculation of earnings per share amounts in the consolidated financial statements will continue to be based on the amounts attributable to the parent. SFAS No. 160 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests.  All other requirements are applied prospectively.  Early adoption is prohibited.  The Company has not yet determined the effect on its financial statements, if any, upon adoption of SFAS No. 160.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS No. 161”).  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). The objective of SFAS No. 161 is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  SFAS No. 161 applies to all derivative financial instruments, including bifurcated derivative instruments (and nonderivative instruments that are designed and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS No. 133) and related hedged items accounted for under SFAS No. 133 and its related interpretations.  SFAS No. 161 also amends certain provisions of SFAS No. 131. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  The Company has not yet determined the effect on its financial statements, if any, upon adoption of SFAS No. 161.

4. Private Placement and Public Offering

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

The Company paid the underwriters in the Public Offering an underwriting discount of 3.5% of the gross proceeds and upon the consummation of a business combination, the underwriters will receive an additional underwriting discount equal to 3.5% of the gross proceeds. The Company also issued a unit purchase option, for $100, upon consummation of the Public Offering, to Morgan Joseph & Co. Inc. (“Morgan”) , the representative of the underwriters, to purchase up to a total of 2,500,000 units at $10.00 per unit. The units issuable upon exercise of this option are otherwise identical to those sold in the Public Offering, except that the exercise price of the warrants underlying the units is $7.00. This option is exercisable for cash, or on a cashless basis, commencing October 15, 2007 and expiring October 15, 2012. Since the warrants underlying the option are the same as the units sold in the Public Offering and expire October 15, 2011, if the option is exercised after such date, the holders of the option will only receive the common stock component of the units. The estimated fair value of this unit purchase option on the grant date was determined to be approximately $7,689,369 ($3.08 per unit) using a Black-Scholes option-pricing model with the following assumptions:  (1) expected volatility of 45.3%, (2) risk-free interest rate of 4.2%, (3) expected life of 5 years, and (4) dividend rate of zero. The Company accounted for the fair value of the unit purchase option as a cost of the Public Offering, resulting in a charge directly to additional paid-in capital, offset by an equal amount credited directly to additional paid-in capital. As a result, the net increase in shareholders’ equity from the issuance of the unit purchase option was the $100 cash payment received by the Company. The option and warrants could expire worthless if there is no effective registration statement.

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

With respect to the first business combination which is approved and consummated, any Public Stockholders who voted against the business combination may demand that the Company redeem their shares for a pro rata share of the Trust Account (inclusive of a pro rata portion of the contingent underwriting compensation of $0.28 per share). Accordingly, Public Stockholders holding one share less than 30% of the aggregate number of shares sold in the offerings may seek redemption of their shares in the event of a business combination.

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

5. Money Market Funds — Held In Trust

At March 31, 2008 and December 31, 2007, money market funds — held in trust consist of Citi Institutional Liquid Reserves Class A Funds of $260,559,997 and $260,800,695, having annualized taxable yields of 3.58% and 4.94%, respectively.

6. Note Payable to Stockholder

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

7. Common Stock

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

In the event that holders of more than 20% of the shares of common stock sold in the Public Offering elect to redeem their shares, the Company’s Initial Stockholders have agreed to forfeit that number of shares (up to a maximum of 937,500 shares) that will result in them owning collectively no more than 23.81% of the Company’s outstanding common stock immediately prior to the consummation of such business combination after giving effect to the redemption (without regard to any open market or co-investment unit purchases by the Company’s Initial Stockholders as described in Note 10).

8. Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value $0.0001 per share, with such designations, voting and other rights and preferences, as may be determined from time to time by the Board of Directors.

9. Income Taxes

The provision for income tax consists of U.S. federal income tax currently payable. The Company has its executive office in Hong Kong and accordingly is not subject to state income tax.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets as of March 31, 2008 and December 31, 2007 consist of start-up and organization costs which must be deferred until the Company commences business operations, at which time they may be written off over a 60-month period. Because of the uncertainty associated with the realization of the Company’s deferred tax assets, a 100% valuation allowance has been recorded.

10. Commitments and Contingencies

The Company will not proceed with a business combination if Public Stockholders owning 30% or more of the shares sold in the Public Offering vote against the business combination and exercise their redemption rights. Accordingly, the Company may effect a business combination if Public Stockholders owning up to one share less than 30% of the aggregate shares sold in the Public Offering exercise their redemption rights. If this occurred, the Company would be required to redeem for cash up to one share less than 30% of the 32,970,300 shares of common stock included in the units, or 9,891,089 shares of common stock, at an expected initial per share redemption price of $7.88. However, the ability of stockholders to receive $7.88 per unit is subject to any valid claims by the Company’s creditors which are not covered by amounts held in the Trust Account or the indemnities provided by the Company’s officers and directors. The expected redemption price per share is greater than each stockholder’s initial pro rata share of the Trust Account of approximately $7.60 per share. Of the excess redemption price, approximately $0.28 per share represents a portion of the underwriters’ contingent fee, which they have agreed to forego for each share that is redeemed. Accordingly, the total deferred underwriting compensation payable to the underwriters in the event of a business combination will be reduced by approximately $0.28 for each share that is redeemed. The balance will be paid from proceeds held in the Trust Account, which are payable to the Company upon consummation of a business combination. Even if less than 30% of the stockholders exercise their redemption rights, the Company may be unable to consummate a business combination if such redemption leaves the Company with funds insufficient to acquire or merge with a business with a fair market value greater than 80% of the Company’s net assets at the time of such acquisition, which would be in violation of a condition to the consummation of the Company’s initial business combination, and as a consequence, the Company may be forced to find additional financing to consummate such a business combination, consummate a different business combination or liquidate.

The Company’s Initial Stockholders will enter into an agreement with Morgan pursuant to which they will place limit orders to purchase up to an aggregate of $10,000,000 of the Company’s common stock in the open market commencing 10 business days after the Company files its Current Report on Form 8-K announcing the execution of a definitive agreement for a business combination and ending on the business day immediately preceding the date of the meeting of stockholders at which a business combination is to be approved. Such open market purchases will be made in accordance with Rules 10b-18 and 10b5-1 under the Securities Exchange Act of 1934, as amended, at a price per share of not more than the per share amount held in the Trust Account (less taxes payable) as reported in such Form 8-K and will be made by a broker-dealer mutually agreed upon by the Company’s Initial Stockholders and Morgan in such amounts and at such times as such broker-dealer may determine, in its sole discretion, so long as the purchase price does not exceed the above-referenced per share purchase price. The Company’s Initial Stockholders have agreed to vote any such shares of common stock purchased in the open market in favor of the Company’s initial business combination, representing a possible maximum aggregate of 4.2% of the public shares entitled to vote on the business combination. They have agreed not to sell such shares unless a business combination is approved by the Company’s stockholders; however, they will be entitled to participate in any liquidating distributions with respect to the shares purchased in the open market if the business combination is not completed and the Company dissolves.

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

The Company has agreed to pay Pacific Millennium Investment Corporation, an affiliate of the Company’s Chief Executive Officer, $7,500 per month for 24 months, for this office space and reimbursement of general and administrative expenses pursuant to a letter agreement, commencing on the date of the Public Offering and terminating upon the date the Company consummates a business combination or liquidates.

11. Registration Rights

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report.

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

Deferred Interest on Funds Held in Trust

Deferred interest on funds held in the trust account consists of the 30% less one share portion of the interest earned on the funds held in trust, which is the maximum amount, net of permitted withdrawals by us, that we would be obligated to pay to stockholders who elect to have their stock redeemed by us without resulting in a rejection of a business combination.

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which provides criteria for the recognition, management, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. We adopted the provisions of FIN 48 on January 24, 2007 (inception).

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which requires an acquirer to recognize in its financial statements as of the acquisition date (i) the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, measured at their fair values on the acquisition date, and (ii) goodwill as the excess of the consideration transferred plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. Acquisition-related costs, which are the costs an acquirer incurs to effect a business combination, will be accounted for as expenses in the periods in which the costs are incurred and the services are received, except that costs to issue debt or equity securities will be recognized in accordance with other applicable GAAP. SFAS No. 141(R) makes significant amendments to other Statements and other authoritative guidance to provide additional guidance or to conform the guidance in that literature to that provided in SFAS No. 141(R). SFAS No. 141(R) also provides guidance as to what information is to be disclosed to enable users of financial statements to evaluate the nature and financial effects of a business combination. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of SFAS No. 141R will effect how the Company accounts for a business combination after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”), which requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled and presented in the consolidated financial statements. SFAS No. 160 also requires that once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 amends FASB No. 128 to provide that the calculation of earnings per share amounts in the consolidated financial statements will continue to be based on the amounts attributable to the parent. SFAS No. 160 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements are applied prospectively. Early adoption is prohibited. The Company has not yet determined the effect on its financial statements, if any, upon adoption of SFAS No. 160.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). The objective of SFAS No. 161 is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 applies to all derivative financial instruments, including bifurcated derivative instruments (and nonderivative instruments that are designed and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS No. 133) and related hedged items accounted for under SFAS No. 133 and its related interpretations. SFAS No. 161 also amends certain provisions of SFAS No. 131. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company has not yet determined the effect on its financial statements, if any, upon adoption of SFAS No. 161.

Results of Operations for the Three Month Period ended March 31, 2008

For the three month period ended March 31, 2008, we had net income of approximately $1,515,000, derived from interest income less operating expenses and interest allocable to shares subject to redemption.

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

For the three month period ended March 31, 2008, we incurred approximately $13,000 of travel expenses, $87,000 for professional fees, $33,000 for insurance, $41,00 for other formation and operating costs, $37,000 of costs related to capital based taxes, $896,000 related to income based taxes, and interest income of $2,622,000.

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

Off-Balance Sheet Arrangements

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in and, if a suitable business target is not identified by us prior to the prescribed liquidation date of the trust fund, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices. The net proceeds of our initial public offering held in the trust fund have been invested only in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Given our limited risk in our exposure to money market funds, we do not view the interest rate risk to be significant.

ITEM 4T. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2008 was made under the supervision and with the participation of our management, including our chief executive and principal financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This quarterly report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

                                                None.

ITEM 1A. RISK FACTORS

We are not required to respond to this item because we are a smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

We did not engage in the sale of any unregistered securities during the three months ended March 31, 2008.

Use of Proceeds

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

Repurchases of Equity Securities

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer (Principal Executive and Principal Financial Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.
32.1	Certification of the Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 .

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONE TAN CHINA ACQUISITION CORP.

May 14, 2008	By:	/s/ Richard Tan

Richard Tan
Chief Executive Officer, President and Director (Principal Executive and Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer (Principal Executive and Principal Financial Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.
32.1	Certification of the Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 .