Form 10-Q
period 2008-06-30
STONE TAN CHINA ACQUISITION CORP.
filed 2008-08-05
CIK 1390332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒            No ☐

There were 41,212,875 shares of the Registrant’s common stock issued and outstanding as of July 29, 2008.

Stone Tan China Acquisition Corp.
Index to Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS (UNAUDITED)

STONE TAN CHINA ACQUISITION CORP.

(a corporation in the development stage)

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$2,568,498	$1,214,280
Money market funds - held in trust	260,924,467	260,800,695
Prepaid expenses	125,576	203,186
Income tax refundable	319,732	—
Total current assets	$263,938,273	$262,218,161

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$96,339	$109,459
Deferred underwriting fees payable	9,231,684	9,231,684
Deferred interest on funds held in trust	456,373	—
Income tax payable	—	881,000
Total current liabilities	9,784,396	10,222,143

Common stock subject to possible redemption - 9,891,089 shares at redemption value	75,308,773	75,308,773

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; authorized - 1,000,000 shares; issued - none	—	—
Common stock, $0.0001 par value; authorized - 139,000,000 shares; issued and outstanding - 41,212,875 shares, inclusive of 9,891,089 shares subject to possible redemption	4,121	4,121
Additional paid-in capital	175,140,220	175,140,220
Retained earnings	3,700,763	1,542,904
Total stockholders’ equity	178,845,104	176,687,245
Total liabilities and stockholders’ equity	$263,938,273	$262,218,161

See accompanying notes to condensed financial statements.

STONE TAN CHINA ACQUISITION CORP.

(a corporation in the development stage)

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,	Period from January 24, 2007 (Inception) to June 30,	Period from January 24, 2007 (Inception) to June 30, 2008
	2008	2007	2008	2007	(Cumulative)

Revenue	$—	$—	$—	$—	$—
Operating expenses	320,788	—	532,050	15,019	737,790
Operating loss	(320,788)	—	(532,050)	(15,019)	(737,790)
Interest income	1,924,507	3,905	4,595,282	5,726	7,237,912
Interest expense – stockholder	—	(4,986)	—	(6,904)	(12,986)
Income (loss) before provision for income tax	1,603,719	(1,081)	4,063,232	(16,197)	6,487,136
Provision for income tax	553,000	—	1,449,000	—	2,330,000
Income (loss) before allocation of trust account interest	1,050,719	(1,081)	2,614,232	(16,197)	4,157,136
Allocation of trust account interest relating to common stock subject to possible redemption	(407,705)	—	(456,373)	—	(456,373)
Net income (loss) available to common stockholders	$643,014	$(1,081)	$2,157,859	$(16,197)	$3,700,763

Net income (loss) per common share —
Basic	$0.02	$(0.00)	$0.05	$(0.00)
Diluted	$0.01	$(0.00)	$0.04	$(0.00)
Weighted average common shares outstanding —
Basic	41,212,875	8,625,000	41,212,875	8,625,000
Diluted	51,104,642	8,625,000	51,017,696	8,625,000

See accompanying notes to condensed financial statements.

STONE TAN CHINA ACQUISITION CORP.

(a corporation in the development stage)

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity

Balance, January 24, 2007 (inception)	—	$—	$—	$—	$—
Sale of common shares to initial stockholders at $0.003 per share	8,625,000	863	24,137	—	25,000
Sale of shares and warrants in private placement and public offering, net of offering costs of $19,534,385	32,970,300	3,297	250,424,717	—	250,428,014
Sale of unit purchase option to underwriters	—	—	100	—	100
Shares reclassified to “Common stock subject to possible redemption”	—	—	(75,308,773)	—	(75,308,773)
Shares surrendered and cancelled	(382,425)	(39)	39	—	—
Net income available to common stockholders for the period from January 24, 2007 (inception) to December 31, 2007	—	—	—	1,542,904	1,542,904
Balance, December 31, 2007	41,212,875	4,121	175,140,220	1,542,904	176,687,245
Net income available to common stockholders for the six months ended June 30, 2008 (unaudited)	—	—	—	2,157,859	2,157,859
Balance, June 30, 2008 (unaudited)	41,212,875	$4,121	$175,140,220	$3,700,763	$178,845,104

See accompanying notes to condensed financial statements.

STONE TAN CHINA ACQUISITION CORP.

(a corporation in the development stage)

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30, 2008	Period from January 24, 2007 (Inception) to June 30, 2007	Period from January 24, 2007 (Inception) to June 30, 2008 (Cumulative)

Cash flows from operating activities
Net income (loss)	$2,157,859	$(16,197)	$3,700,763
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in -
Prepaid expenses	77,610	(5,000)	(125,576)
Income tax refundable	(319,732)	—	(319,732)
Increase (decrease) in -
Accounts payable and accrued expenses	(13,120)	—	96,339
Income tax payable	(881,000)	—	—
Accrued interest payable to stockholder	—	6,904	—
Net cash provided by (used in) operating activities	1,021,617	(14,293)	3,351,794

Cash flows from investing activities
Increase in trust account from interest earned on funds held in trust	(4,092,346)	—	(6,722,512)
Funds placed in trust account from offerings	—	—	(259,745,716)
Withdrawals from trust account	4,424,947	—	6,000,134
Net cash provided by (used in) investing activities	332,601	—	(260,468,094)

Cash flows from financing activities
Proceeds from initial sale of common stock	—	25,000	25,000
Gross proceeds from private placement	—	—	6,200,000
Gross proceeds from public offering	—	—	263,762,399
Payments of offering costs	—	(237,488)	(10,302,701)
Proceeds from underwriter’s purchase option	—	—	100
Proceeds from stockholder loans	—	500,000	500,000
Repayment of stockholder loans	—	—	(500,000)
Net cash provided by financing activities	—	287,512	259,684,798

Net increase in cash and cash equivalents	1,354,218	273,219	2,568,498
Balance at beginning of period	1,214,280	—	—
Balance at end of period	$2,568,498	$273,219	$2,568,498

Cash paid for:
Interest	$165	$—	$12,986
Income taxes	$2,649,732	$—	$2,649,732

Supplemental schedule of non-cash investing and financing activities:
Increase in accrued offering costs and placement fees, net	$—	$—	$9,231,684
Common stock subject to possible redemption	$—	$—	$75,308,773
Fair value of unit purchase option issued to underwriters	$—	$—	$7,689,369

See accompanying notes to condensed financial statements.

STONE TAN CHINA ACQUISITION CORP.

(a corporation in the development stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

Three Months Ended June 30, 2008 and 2007,
Six Months Ended June 30, 2008 and the Period from
January 24, 2007 (Inception) through June 30, 2007

1. Basis of Presentation

The financial statements of Stone Tan China Acquisition Corp. (the “Company”) at June 30, 2008, for the three months ended June 30, 2008 and 2007, for the six months ended June 30, 2008, for the period from January 24, 2007 (inception) to June 30, 2007, and for the period from January 24, 2007 (inception) to June 30, 2008 (cumulative), are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) have been made that are necessary to present fairly the financial position of the Company as of June 30, 2008, the results of its operations for the three months ended June 30, 2008 and 2007, for the six months ended June 30, 2008, for the period from January 24, 2007 (inception) to June 30, 2007, and for the period from January 24, 2007 (inception) to June 30, 2008 (cumulative), and its cash flows for the six months ended June 30, 2008, the period from January 24, 2007 (inception) to June 30, 2007, and for the period from January 24, 2007 (inception) to June 30, 2008 (cumulative). Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The condensed balance sheet at December 31, 2007 has been derived from the audited financial statements.

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

At June 30, 2008, the Company had not yet commenced any business operations and is therefore considered a “corporation in the development stage.”  All activity through June 30, 2008 is related to the Company’s formation, capital raising efforts (as described below), and efforts to acquire a business. The Company is subject to the risks associated with development stage companies. The Company has selected December 31 as its fiscal year-end.

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

At June 30, 2008, potentially dilutive securities consisted of outstanding warrants and options to acquire an aggregate of 44,170,300 shares of common stock, as follows, of which options to acquire 2,500,000 shares were anti-dilutive at such date.

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

Deferred Interest on Funds Held in Trust

Deferred interest on funds held in trust consists of the 30% less one share portion of the interest earned on the funds held in trust, reduced by certain permitted withdrawals, including income taxes, by the Company, which is the maximum amount that the Company would be obligated to pay to stockholders who elect to have their stock redeemed by the Company without resulting in a rejection of a business combination.

Adoption of New Accounting Policies

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a formal framework for measuring fair value under Generally Accepted Accounting Principles (“GAAP”). SFAS No. 157 defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements.  SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for: SFAS No. 123R, share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition.  The Company adopted SFAS No. 157 on January 1, 2008.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the Company’s choice to use fair value on its earnings. SFAS No. 159 also requires companies to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157 and SFAS No. 107.  The Company adopted SFAS No. 159 on January 1, 2008.

The adoption of SFAS No. 157 and SFAS No. 159 on January 1, 2008 did not have any effect on the Company’s financial statement presentation or disclosures.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which requires an acquirer to recognize in its financial statements as of the acquisition date (i) the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, measured at their fair values on the acquisition date, and (ii) goodwill as the excess of the consideration transferred plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. Acquisition-related costs, which are the costs an acquirer incurs to effect a business combination, will be accounted for as expenses in the periods in which the costs are incurred and the services are received, except that costs to issue debt or equity securities will be recognized in accordance with other applicable GAAP. SFAS No. 141(R) makes significant amendments to other Statements and other authoritative guidance to provide additional guidance or to conform the guidance in that literature to that provided in SFAS No. 141(R). SFAS No. 141(R) also provides guidance as to what information is to be disclosed to enable users of financial statements to evaluate the nature and financial effects of a business combination. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of SFAS No. 141(R) will affect how the Company accounts for a business combination concluded after December 31, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”), which requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled and presented in the consolidated financial statements.  SFAS No. 160 also requires that once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value.  Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 amends FASB No. 128 to provide that the calculation of earnings per share amounts in the consolidated financial statements will continue to be based on the amounts attributable to the parent. SFAS No. 160 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests.  All other requirements are applied prospectively.  Early adoption is prohibited.  The Company does not currently anticipate that the adoption of SFAS No. 160 will have any impact on its financial statement presentation or disclosures.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS No. 161”).  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). The objective of SFAS No. 161 is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  SFAS No. 161 applies to all derivative financial instruments, including bifurcated derivative instruments (and nonderivative instruments that are designed and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS No. 133) and related hedged items accounted for under SFAS No. 133 and its related interpretations.  SFAS No. 161 also amends certain provisions of SFAS No. 131. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  The Company does not currently anticipate that the adoption of SFAS No. 161 will have any impact on its financial statement presentation or disclosures.

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

On October 19, 2007, prior to the consummation of the Public Offering, the Company’s founding stockholders purchased from the Company an aggregate of 6,200,000 warrants (the “Founder Warrants”) at $1.00 per warrant in a Private Placement. All Founder Warrants issued in the Private Placement were substantially identical to the warrants in the units sold in the Public Offering, except that:  (i) subject to certain limited exceptions, none of the Founder Warrants were transferable or salable until after the Company completes a business combination; and (ii) the Founder Warrants are not subject to redemption and are not exercisable on a cashless basis if held by the initial holders thereof. The $6,200,000 of proceeds from the sale of the Founder Warrants were added to the portion of the proceeds from the Public Offering held in the Trust Account pending completion of the Company’s initial business combination. The Company determined, based on a review of the trading price of the public warrants of other blank check companies similar to the Company, that the purchase price of $1.00 per Founder Warrant was not less than the approximate fair value of such warrants on the date of issuance. Therefore, the Company did not record compensation expense upon the sale of the Founder Warrants.

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

5. Money Market Funds — Held In Trust

Money market funds – held in trust at June 30, 2008 and December 31, 2007, consist of an investment in Citi Institutional Liquid Reserves Class A Funds with market values of $260,924,467 and $260,800,695, respectively, and annualized taxable yields of

2.73% and 4.94%, respectively.  The money market fund invests only in high quality, short-term money market instruments denominated in United States dollars.  These investments may include obligations of United States and non-United States banks; commercial paper and asset-backed securities; short-term obligations of the United States government and its agencies and instrumentalities, and repurchase agreements for these obligations; and obligations issued or guaranteed by the governments of Western Europe, Australia, Japan and Canada.  Certain portions of this investment fund may not be covered by insurance.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets as of June 30, 2008 and December 31, 2007 consist of start-up and organization costs.  Start-up costs must be deferred until the Company actively commences business operations, at which time they may be written off over a 180-month period.  Organization costs must be deferred and written off over a 180-month period starting with the date that the Company is formed.  Because of the uncertainty associated with the realization of the Company’s deferred tax assets, a 100% valuation allowance has been recorded.

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

The Company has agreed to pay Pacific Millennium Investment Corporation, an affiliate of the Company’s Chief Executive Officer, $7,500 per month for 24 months, for office space and reimbursement of general and administrative expenses pursuant to a letter agreement, commencing on the date of the Public Offering and terminating upon the date the Company consummates a business combination or liquidates.

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

Deferred Interest on Funds Held in Trust

Deferred interest on funds held in the trust account consists of the 30% less one share portion of the interest earned on the funds held in trust reduced by certain permitted withdrawals, including income taxes, by us, which is the maximum amount that we would be obligated to pay to stockholders who elect to have their stock redeemed by us without resulting in a rejection of a business combination.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which requires an acquirer to recognize in its financial statements as of the acquisition date (i) the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, measured at their fair values on the acquisition date, and (ii) goodwill as the excess of the consideration transferred plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. Acquisition-related costs, which are the costs an acquirer incurs to effect a business combination, will be accounted for as expenses in the periods in which the costs are incurred and the services are received, except that costs to issue debt or equity securities will be recognized in accordance with other applicable GAAP. SFAS No. 141(R) makes significant amendments to other Statements and other authoritative guidance to provide additional guidance or to conform the guidance in that literature to that provided in SFAS No. 141(R). SFAS No. 141(R) also provides guidance as to what information is to be disclosed to enable users of financial statements to evaluate the nature and financial effects of a business combination. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of SFAS No. 141(R) will affect how the Company accounts for a business combination concluded after December 31, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”), which requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled and presented in the consolidated financial statements.  SFAS No. 160 also requires that once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value.  Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 amends FASB No. 128 to provide that the calculation of earnings per share amounts in the consolidated financial statements will continue to be based on the amounts attributable to the parent. SFAS No. 160 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests.  All other requirements are applied prospectively.  Early adoption is prohibited.  The Company does not currently anticipate that the adoption of SFAS No. 160 will have an impact on its financial statement presentation or disclosures.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS No. 161”).  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). The objective of SFAS No. 161 is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  SFAS No. 161 applies to all derivative financial instruments, including bifurcated derivative instruments (and nonderivative instruments that are designed and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS No. 133) and related hedged items accounted for under SFAS No. 133 and its related interpretations.  SFAS No. 161 also amends certain provisions of SFAS No. 131. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  The Company does not currently anticipate that the adoption of SFAS No. 161 will have any impact on its financial statement presentation or disclosures.

Results of Operations for the Three Month Period ended June 30, 2008

For the three month period ended June 30, 2008, we had net income of approximately $643,000, derived from interest income less operating expenses of approximately $321,000, income taxes of approximately $553,000, and interest allocable to shares subject to redemption of approximately $408,000.

For the three month period ended June 30, 2008, we incurred approximately $100,000 of travel expenses, $82,000 for professional fees, $33,000 for insurance, $65,000 for other operating costs, $41,000 of costs related to capital based taxes, $553,000 related to income based taxes, and interest income of $1,925,000.

Results of Operations for the Six Month Period ended June 30, 2008

For the six month period ended June 30, 2008, we had net income of approximately $2,158,000, derived from interest income less operating expenses of approximately $532,000, income taxes of approximately $1,449,000, and interest allocable to shares subject to redemption of approximately $456,000.

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

For the six month period ended June 30, 2008, we incurred approximately $113,000 of travel expenses, $169,000 for professional fees, $66,000 for insurance, $105,000 for other operating costs, $79,000 of costs related to capital based taxes, $1,449,000 related to income based taxes, and interest income of $4,595,000.

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

Off-Balance Sheet Arrangements

We do not have not have any off-balance sheet arrangements.

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

ITEM 4T. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2008 was made under the supervision and with the participation of our management, including our chief executive and principal financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

We did not engage in the sale of any unregistered securities during the three months ended June 30, 2008.

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

No expenses of the offering were paid to our officer and directors or any of their respective affiliates. We did, however, repay an affiliate of our officer for a loan in the principal amount of $500,000  made to us prior to the consummation of the initial public offering, together with. interest at the rate of 4%.

All the funds held in the trust account have been invested in either Treasury Bills or Money Market Accounts.

Repurchases of Equity Securities

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.
32.1	Certification of the Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONE TAN CHINA ACQUISITION CORP.

August 4, 2008	By:	/s/ Richard Tan

Richard Tan
Chief Executive Officer, President and Director (Principal Executive and Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.
32.1	Certification of the Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.