Form 10-Q
period 2008-09-30
STONE TAN CHINA ACQUISITION CORP.
filed 2008-11-07
CIK 1390332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to .

Commission File Number: 000-52857

STONE TAN CHINA ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	20-8387484
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

Suite 1A, 11th Floor

Tower 1 China Hong Kong City

33 Canton Road Kowloon, Hong Kong

(Address of Principal Executive Offices, Including Zip Code)

852-27355493

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒            No ☐

There were 41,212,875 shares of the Registrant’s common stock issued and outstanding as of November 7, 2008.

Stone Tan China Acquisition Corp.

PART I - FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS (UNAUDITED)

STONE TAN CHINA ACQUISITION CORP. AND SUBSIDIARY

(a corporation in the development stage)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$1,719,212	$1,214,280
Money market funds - held in trust	262,662,137	260,800,695
Prepaid expenses	88,952	203,186
Total current assets	264,470,301	262,218,161
Total assets	$264,470,301	$262,218,161

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$102,775	$109,459
Deferred underwriting fees payable	9,231,684	9,231,684
Deferred interest on funds held in trust	810,397	—
Income tax payable	6,268	881,000
Total current liabilities	10,151,124	10,222,143

Common stock subject to possible redemption - 9,891,089 shares at redemption value	75,308,773	75,308,773

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; authorized - 1,000,000 shares; issued - none	—	—
Common stock, $0.0001 par value; authorized - 139,000,000 shares; issued and outstanding - 41,212,875 shares, inclusive of 9,891,089 shares subject to possible redemption	4,121	4,121
Additional paid-in capital	175,140,220	175,140,220
Retained earnings	3,866,063	1,542,904
Total stockholders’ equity	179,010,404	176,687,245
Total liabilities and stockholders’ equity	$264,470,301	$262,218,161

See accompanying notes to condensed consolidated financial statements.

STONE TAN CHINA ACQUISITION CORP. AND SUBSIDIARY

(a corporation in the development stage)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,	Period from January 24, 2007 (Inception) to September 30,	Period from January 24, 2007 (Inception) to September 30, 2008
	2008	2007	2008	2007	(Cumulative)

Revenues	$—	$—	$—	$—	$—
Operating expenses	187,947	—	680,392	15,019	886,132
Professional fees incurred relating to potential acquisitions	494,322	—	533,928	—	533,928
Total operating expenses	682,269	—	1,214,320	15,019	1,420,060
Operating loss	(682,269)	—	(1,214,320)	(15,019)	(1,420,060)
Interest income	1,751,594	1,468	6,346,876	7,194	8,989,506
Interest expense – stockholder	—	(5,041)	—	(11,945)	(12,986)
Income (loss) before provision for income tax	1,069,325	(3,573)	5,132,556	(19,770)	7,556,460
Provision for income tax	550,000	—	1,999,000	—	2,880,000
Income (loss) before allocation of trust account interest	519,325	(3,573)	3,133,556	(19,770)	4,676,460
Allocation of trust account interest relating to common stock subject to possible redemption	(354,024)	—	(810,397)	—	(810,397)
Net income (loss) available to common stockholders	$165,301	$(3,573)	$2,323,159	$(19,770)	$3,866,063

Net income (loss) per common share —
Basic	$0.00	$(0.00)	$0.06	$(0.00)
Diluted	$0.00	$(0.00)	$0.05	$(0.00)
Weighted average common shares outstanding —
Basic	41,212,875	8,625,000	41,212,875	8,625,000
Diluted	51,309,403	8,625,000	51,072,066	8,625,000

See accompanying notes to condensed consolidated financial statements.

STONE TAN CHINA ACQUISITION CORP. AND SUBSIDIARY

(a corporation in the development stage)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JANUARY 24, 2007 (INCEPTION) TO SEPTEMBER 30, 2008

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity

Balance, January 24, 2007 (inception)	—	$—	$—	$—	$—
Sale of common shares to initial stockholders at $0.003 per share	8,625,000	863	24,137	—	25,000
Sale of shares and warrants in private placement and public offering, net of offering costs of $19,534,385	32,970,300	3,297	250,424,717	—	250,428,014
Sale of unit purchase option to underwriters	—	—	100	—	100
Shares reclassified to “Common stock subject to possible redemption”	—	—	(75,308,773)	—	(75,308,773)
Shares surrendered and cancelled	(382,425)	(39)	39	—	—
Net income available to common stockholders for the period from January 24, 2007 (inception) to December 31, 2007	—	—	—	1,542,904	1,542,904
Balance, December 31, 2007	41,212,875	4,121	175,140,220	1,542,904	176,687,245
Net income available to common stockholders for the nine months ended September 30, 2008 (unaudited)	—	—	—	2,323,159	2,323,159
Balance, September 30, 2008 (unaudited)	41,212,875	$4,121	$175,140,220	$3,866,063	$179,010,404

See accompanying notes to condensed consolidated financial statements.

STONE TAN CHINA ACQUISITION CORP. AND SUBSIDIARY

(a corporation in the development stage)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30, 2008	Period from January 24, 2007 (Inception) to September 30, 2007	Period from January 24, 2007 (Inception) to September 30, 2008 (Cumulative)

Cash flows from operating activities
Net income (loss) available to common stockholders	$2,323,159	$(19,770)	$3,866,063
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in -
Prepaid expenses	114,234	(19,837)	(88,952)
Increase (decrease) in -
Accounts payable and accrued expenses	(6,684)	—	102,775
Income tax payable	(874,732)	—	6,268
Accrued interest payable to stockholder	—	11,945	—
Net cash provided by (used in) operating activities	1,555,977	(27,662)	3,886,154

Cash flows from investing activities
Increase in trust account from interest earned on funds held in trust	(5,475,992)	—	(8,106,158)
Funds placed in trust account from offerings	—	—	(259,745,716)
Withdrawals from trust account	4,424,947	—	6,000,134
Net cash used in investing activities	(1,051,045)	—	(261,851,740)

Cash flows from financing activities
Proceeds from initial sale of common stock	—	25,000	25,000
Gross proceeds from private placement	—	—	6,200,000
Gross proceeds from public offering	—	—	263,762,399
Payments of offering costs	—	(476,724)	(10,302,701)
Proceeds from underwriter’s purchase option	—	—	100
Proceeds from stockholder loans	—	500,000	500,000
Repayment of stockholder loans	—	—	(500,000)
Net cash provided by financing activities	—	48,276	259,684,798

Net increase in cash and cash equivalents	504,932	20,614	1,719,212
Balance at beginning of period	1,214,280	—	—
Balance at end of period	$1,719,212	$20,614	$1,719,212

Cash paid for:
Interest	$165	$—	$12,986
Income taxes	$2,873,732	$—	$2,873,732

Supplemental schedule of non-cash investing and financing activities:
Increase in accrued offering costs and placement fees, net	$—	$133,079	$9,231,684
Common stock subject to possible redemption	$—	$—	$75,308,773
Fair value of unit purchase option issued to underwriters	$—	$—	$7,689,369

See accompanying notes to condensed consolidated financial statements.

STONE TAN CHINA ACQUISITION CORP. AND SUBSIDIARY

(a corporation in the development stage)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Three Months Ended September 30, 2008 and 2007,

Nine Months Ended September 30, 2008, and

the Period from January 24, 2007 (Inception) through September 30, 2007

1. Basis of Presentation

The condensed consolidated financial statements of Stone Tan China Acquisition Corp. and its wholly owned subsidiary, Stone Tan China Acquisition (Hong Kong) Company Limited (the “Company”) at September 30, 2008, for the three months ended September 30, 2008 and 2007, for the nine months ended September 30, 2008, for the period from January 24, 2007 (inception) to September 30, 2007, and for the period from January 24, 2007 (inception) to September 30, 2008 (cumulative), are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) have been made that are necessary to present fairly the financial position of the Company as of September 30, 2008, the results of its operations for the three months ended September 30, 2008 and 2007, for the nine months ended September 30, 2008, for the period from January 24, 2007 (inception) to September 30, 2007, and for the period from January 24, 2007 (inception) to September 30, 2008 (cumulative), and its cash flows for the nine months ended September 30, 2008, the period from January 24, 2007 (inception) to September 30, 2007, and for the period from January 24, 2007 (inception) to September 30, 2008 (cumulative). Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The condensed balance sheet at December 31, 2007 has been derived from the audited financial statements.

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

2. Organization and Proposed Business Operations

Stone Tan Acquisition Corp. was incorporated in Delaware on January 24, 2007 as a blank check company formed for the purpose of acquiring, through a merger, stock exchange, asset acquisition or other similar business combination, or control through contractual arrangements, an operating business having its primary operations in the People’s Republic of China.

On August 22, 2008, the Company formed a new wholly-owned subsidiary, Stone Tan China Acquisition (Hong Kong) Company Limited, organized under the laws of Hong Kong., in order to facilitate a transaction involving an operating business located in the People’s Republic of China.

At September 30, 2008, the Company had not yet commenced any business operations and is therefore considered a “corporation in the development stage.”  All activity through September 30, 2008 is related to the Company’s formation, capital raising efforts (as described below), and efforts to acquire a business. The Company is subject to the risks associated with development stage companies. The Company has selected December 31 as its fiscal year-end.

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

3. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements include the financial statements of the Company and its wholly owned subsidiary, Stone Tan China Acquisition (Hong Kong) Company Limited. All intercompany balances and transactions have been eliminated in consolidation.

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

Earnings Per Common Share

The Company computes earnings (loss) per common share (“EPS”) in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS No. 128”) and SEC Staff Accounting Bulletin No. 98 (“SAB 98”).  SFAS No. 128 requires companies with complex capital structures to present basic and diluted EPS.  Basic EPS is measured as the income (loss) available to common shareholders divided by the weighted average common shares outstanding for the period.  Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later.  Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

The calculation of net income (loss) per common share is summarized below. The calculation of diluted weighted average common shares outstanding for the three months and nine months ended September 30, 2008 is based on the average of the closing price of the Company’s common stock, as quoted on the OTC Bulletin Board for the applicable period.

	Three Months Ended September 30,		Nine Months Ended September 30,	Period from January 24, 2007 (Inception) to September 30,
	2008	2007	2008	2007
Basic:
Net income (loss)	$165,301	$(3,573)	$2,323,159	$(19,770)
Weighted average common shares outstanding	41,212,875	8,625,000	41,212,875	8,625,000
Net income (loss) per common share — basic	$0.00	$(0.00)	$0.06	$(0.00)

Diluted:
Net income (loss)	$165,301	$(3,573)	$2,323,159	$(19,770)
Weighted average common shares outstanding	41,212,875	8,625,000	41,212,875	8,625,000
Effect of dilutive warrants	10,096,528	—	9,859,191	—
Diluted weighted average common shares outstanding	51,309,403	8,625,000	51,072,066	8,625,000
Net income (loss) per common share — diluted	$0.00	$(0.00)	$0.05	$(0.00)

At September 30, 2008, potentially dilutive securities consisted of outstanding warrants and options to acquire an aggregate of 44,170,300 shares of common stock, as follows, of which options to acquire 5,000,000 shares were anti-dilutive at such date.

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

Share-Based Payments

The Company accounts for share-based payments pursuant to Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R requires all share-based payments, including grants of employee stock options to employees, to be recognized in the financial statements based on their fair values. The Company adopted SFAS No. 123R on January 24, 2007 (inception). The Company expects that SFAS No. 123R could have a material impact on the Company’s financial statements to the extent that the Company grants stock-based compensation in future periods.

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

The adoption of SFAS No. 157 and SFAS No. 159 on January 1, 2008 did not have any effect on the Company’s consolidated financial statement presentation or disclosures.

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which requires an acquirer to recognize in its financial statements as of the acquisition date (i) the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, measured at their fair values on the acquisition date, and (ii) goodwill as the excess of the consideration transferred plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. Acquisition-related costs, which are the costs an acquirer incurs to effect a business combination, will be accounted for as expenses in the periods in which the costs are incurred and the services are received, except that costs to issue debt or equity securities will be recognized in accordance with other applicable GAAP. SFAS No. 141(R) makes significant amendments to other Statement of Financial Accounting Standards and other authoritative guidance to provide additional guidance or to conform the guidance in that literature to that provided in SFAS No. 141(R). SFAS No. 141(R) also provides guidance as to what information is to be disclosed to enable users of financial statements to evaluate the nature and financial effects of a business combination. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of SFAS No. 141(R) will affect how the Company accounts for a business combination concluded after December 31, 2008.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”), which requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled and presented in the consolidated financial statements.  SFAS No. 160 also requires that once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value.  Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 amends FASB No. 128 to provide that the calculation of earnings per share amounts in the consolidated financial statements will continue to be based on the amounts attributable to the parent. SFAS No. 160 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests.  All other requirements are applied prospectively.  Early adoption is prohibited.  The Company does not currently anticipate that the adoption of SFAS No. 160 will have any impact on its consolidated financial statement presentation or disclosures.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS No. 161”).  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). The objective of SFAS No. 161 is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  SFAS No. 161 applies to all derivative financial instruments, including bifurcated derivative instruments (and nonderivative instruments that are designed and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS No. 133) and related hedged items accounted for under SFAS No. 133 and its related interpretations.  SFAS No. 161 also amends certain provisions of SFAS No. 131. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  The Company does not currently anticipate that the adoption of SFAS No. 161 will have any impact on its consolidated financial statement presentation or disclosures.

Reclassification

Certain reclassifications have been made to prior period balances to conform to the presentation for the three months ended September 30, 2008. Such reclassifications did not have any effect on results of operations.

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

5. Money Market Funds — Held In Trust

Money market funds held in trust at December 31, 2007, consisted of an investment in Citi Institutional Liquid Reserves Class A Funds with a market value of $260,800,695 and annualized taxable yield of 4.94%.  The money market fund invested in high quality, short-term money market instruments denominated in United States dollars.

On September 29, 2008, the Company determined, in light of current market uncertainties, to authorize the transfer of the funds being held in the Trust Account into a money market fund invested solely in U.S. treasuries. The transfer of the funds was effected at par. Accordingly, as of September 30, 2008, money market funds held in trust consisted of an investment in Citi Institutional US Treasury Reserves Class A Funds with a market value of $262,662,137 and annualized taxable yield of 1.36%. Certain portions of this investment fund may not be covered by insurance.

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

8. Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value $0.0001 per share, with such designations, voting and other rights and preferences, as may be determined from time to time by the Company’s board of directors.

9. Income Taxes

The provision for income tax consists of U.S. federal income tax currently payable. The Company has its executive office in Hong Kong and accordingly is not subject to state income tax.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets as of September 30, 2008 and December 31, 2007 consist of start-up and organization costs.  Start-up costs must be deferred until the Company actively commences business operations, at which time they may be written off over a 180-month period.  Organization costs must be deferred and written off over a 180-month period starting with the date that the Company is formed.  Because of the uncertainty associated with the realization of the Company’s deferred tax assets, a 100% valuation allowance has been recorded.

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

11. Registration Rights

The holders of 8,242,575 shares of common stock issued prior to the completion of the Public Offering, the holders of the warrants to purchase 6,200,000 shares of common stock underlying the Founder Warrants sold in the Private Placement, and the holders of co-investment units are entitled to registration rights covering the resale of their shares and the resale of their warrants and shares acquired upon exercise of their warrants. The holders of the majority of these shares are entitled to make up to two demands that the Company register their shares, warrants and shares that they are entitled to acquire upon the exercise of warrants. The holders of the majority of these shares can elect to exercise these registration rights at any time after one year from the date of the consummation of the Company’s initial business combination, subject to the transfer restrictions imposed by the lock-up agreements. The holders of the Founder Warrants are also entitled to require the Company to register for resale the shares underlying the Founder Warrants when such warrants become exercisable by their terms. In addition, these stockholders have certain “piggy-back” registration rights on registration statements filed subsequent to the date on which these securities are released from the restrictions imposed by the lock-up agreements. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Share-Based Payments

We account for share-based payments pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R requires all share-based payments, including grants of stock options to employees, to be recognized in the financial statements based on their fair values. We adopted SFAS No. 123R on January 24, 2007 (inception) and expect that it could have a material impact on our financial statements to the extent we grant stock-based compensation in future periods.

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

Income Taxes

We account for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), which establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. SFAS No. 109 requires an asset and liability approach for financial accounting and reporting for income taxes.

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

Results of Operations for the Three Months Ended September 30, 2008 and 2007

For the three months ended September 30, 2008, we had net income of approximately $165,000, comprised of interest income of approximately $1,751,000, less operating expenses of approximately $682,000, income tax expense of approximately $550,000, and interest allocable to common shares subject to possible redemption of approximately $354,000. Operating expenses of approximately $682,000 consisted of approximately $494,000 for professional fees incurred relating to potential acquisitions, $29,000 for other professional fees, $39,000 for travel expenses, $33,000 for insurance, $46,000 for other operating costs, and $41,000 for capital based taxes.

For the three months ended September 30, 2007, we had a net loss of approximately $4,000, comprised of interest income of approximately $1,000, less interest expense with respect to a note payable to one of our initial stockholders of approximately $5,000.

Results of Operations for the Nine Months Ended September 30, 2008 and the Period from January 24, 2007 (inception) to September 30, 2007

For the nine months ended September 30, 2008, we had net income of approximately $2,323,000, comprised of interest income of approximately $6,347,000, less operating expenses of approximately $1,214,000, income tax expense of approximately $1,999,000, and interest allocable to common shares subject to possible redemption of approximately $811,000. Operating expenses of approximately $1,214,000 consisted of approximately $534,000 for professional fees incurred relating to potential acquisitions, $159,000 for other professional fees, $152,000 for travel expenses, $99,000 for insurance, $150,000 for other operating costs, and $120,000 for capital based taxes.

For the period from January 24, 2007 (inception) to September 30, 2007, we had a net loss of approximately $20,000, comprised of interest income of approximately $7,000, less operating expenses of approximately $15,000 and interest expense with respect to a note payable to one of our initial stockholders of $12,000.

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

•                  administrative fees ($7,500 per month); and

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

We do not have any long term debt, capital lease obligations, operating lease obligations, purchase obligations or other long term liabilities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the sensitivity of income to changes in interest rates (with respect to both interest income on the trust funds and interest expense on any future debt obligations), foreign exchange rates, commodity prices, equity prices, and other market-driven rates or prices.

We are not presently engaged in and, if a suitable business target is not identified by us prior to the prescribed liquidation date of the trust fund, we may not engage in, any substantive commercial business.  We do not currently have any interest-bearing debt.  Accordingly, we are not and, until such time as we consummate a business combination that involves a debt component, we will not be, exposed to risks associated with interest rates on debt obligations, foreign exchange rates, commodity prices, equity prices, or other market-driven rates or prices.

The net proceeds of our initial public offering held in the trust fund have been invested only in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Although we believe that our risk is limited with respect to our exposure to money market funds, reductions in interest rates could decrease the amount of interest earned on the trust funds and thus negatively impact future earnings.  Fluctuations in interest rates could be exacerbated in future periods as a result of the current worldwide instability in the banking and credit markets.

ITEM 4T. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2008 was made under the supervision and with the participation of our management, including our chief executive and principal financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and to ensure that such information is accumulated, and communicated to our management, including our chief executive and principal financial officer, to allow timely decisions regarding required disclosure. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

We did not engage in the sale of any unregistered securities during the three months ended September 30, 2008.

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

No expenses of the offering were paid to our officer and directors or any of their respective affiliates. We did, however, repay an affiliate of our officer for a loan in the principal amount of $500,000  made to us prior to the consummation of the initial public offering, together with interest at the rate of 4%.

On September 29, 2008, all the funds held in the trust account were transferred into a money market fund that is invested solely in U.S. treasuries.

Repurchases of Equity Securities

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of the Principal Executive and Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of the Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONE TAN CHINA ACQUISITION CORP.

November 7, 2008	By:	/s/ Richard Tan

Richard Tan
Chief Executive Officer, President and Director (Principal Executive, Accounting and Financial Officer)

Exhibit Index

Exhibit No.	Description

31.1	Certification of the Principal Executive and Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of the Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.