Form 10-K
period 2008-12-31
STONE TAN CHINA ACQUISITION CORP.
filed 2009-03-11
CIK 1390332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Registrant’s telephone number, including area code: 852-27355493

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.0001 par value

(Title of Class)

Common Stock Purchase Warrants

(Title of Class)

Units consisting of one share of Common Stock and one Common Stock Purchase Warrant

(Title of Class)

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Reporting Company Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

The aggregate market value of the voting stock held on June 30, 2008 by non-affiliates of the registrant was $245,628,735  based on the closing price of $7.45 per share as reported on the OTC Bulletin Board on June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 41,212,875 at March 6, 2009.

Documents incorporated by reference: None

PART I

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

In connection with the vote required for any business combination, all of our initial stockholders, including all of our executive officer and directors, have agreed to vote their respective shares of common stock owned by them immediately prior to our initial public offering and the private placement in accordance with the majority of the shares of common stock voted by the public stockholders. This voting arrangement shall not apply to shares of common stock included in units purchased by any of our initial stockholders in our initial public offering or following such offering, in the open market. Our initial stockholders have agreed to vote any such shares they purchase in favor of any business combination negotiated by our executive officer. We will proceed with the business combination only if a majority of the shares of common stock voted by the public stockholders are voted in favor of the business combination and public stockholders owning less than 30% of the shares of common stock sold in our initial public offering exercise their redemption rights. Voting against the business combination alone will not result in redemption of a stockholder’s shares for a pro rata share of the trust account. To do so, a stockholder must have also exercised the redemption rights described below. Because we will not know how many stockholders may exercise such redemption rights, we will need to structure a business combination that requires less cash, or we may need to arrange third party financing to help fund the transaction in case a larger percentage of stockholders exercise their redemption rights than we expect. Alternatively, to compensate for the potential shortfall in cash, we may be required to structure the business combination, in whole or in part, using the issuance of our stock as consideration.

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

Redemption rights

At the time we seek stockholder approval of any business combination, we will offer each public stockholder the right to have such stockholder’s shares of common stock redeemed for cash if the stockholder votes against the business combination and the business combination is approved and completed. The actual per share redemption price will be equal to the aggregate amount then on deposit in the trust account, including a pro-rata share of the deferred underwriting discount and any interest earned on the trust account, net of income taxes payable on such interest and after release of up to $3,300,000 of interest income earned on the trust account, after tax, to fund working capital requirements (calculated as of two business days prior to the consummation of the proposed business combination), divided by the number of shares of common stock sold in our initial public offering. Without taking into account any interest earned on the trust account, the initial per share redemption price was approximately $7.88, which includes $0.28 being held in the trust account attributable to the deferred underwriting discount, or $0.12 less than the per unit offering price of $8.00. As of December 31, 2008, the amount held in trust was $7.98 per share. An eligible stockholder may request redemption at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the business combination and the business combination is approved and completed. Stockholders will not be requested to tender their shares of common stock before a business combination is consummated. If a business combination is consummated, redeeming stockholders will be sent instructions on how to tender their shares of common stock and when they should expect to receive the redemption amount. If a stockholder votes against the business combination but fails to properly exercise his or her redemption rights, such stockholder will not have his or her shares of common stock redeemed for his or her pro rata distribution of the trust account. Any request for redemption, once made, may be withdrawn at any time up to the date of the meeting. It is anticipated that the funds to be distributed to stockholders entitled to redeem their shares of common stock who elect redemption will be distributed promptly after completion of a business combination. Public stockholders who redeem their shares of common stock into their share of the trust account still have the right to exercise the warrants that they received as part of the units. We will not complete any business combination if public stockholders owning 30% or more of the shares of common stock sold in our initial public offering exercise their redemption rights. Our initial stockholders are not entitled to redeem any shares of common stock held by them whether acquired by them prior to, as part of or after our initial public offering, for a pro rata share of the trust account in connection with a business combination.

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

If we were to expend all of the funds available to us for working capital, other than the proceeds deposited in the trust account, and without taking into account future interest, if any, earned on the trust account, the per-share liquidation price as of December 31, 2008 was $7.98, or $0.02 less than the unit offering price of $8.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors (which could include vendors and service providers we have engaged to assist us in any way in connection with our search for a target business and that are owed money by us, as well as target businesses themselves) which could have higher priority than the claims of our public stockholders. Our executive officer and directors have agreed to indemnify us, jointly and severally pro rata according to their beneficial interest in our company immediately prior to our initial public offering, for our debts to vendors, or to any prospective target business, if we do not obtain a valid and enforceable waiver from that vendor or prospective target business of its rights or claims to the trust account and only to the extent necessary to ensure that such claims do not reduce the amount in the trust account. However, we cannot assure you that they will be able to satisfy those obligations, if they are required to do so. As a result, we cannot assure you that the per-share distribution from the trust account, if we liquidate, will not be less than the $7.88, plus interest then held in the trust account.

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

Officers and Employees

We have one executive officer who is also a member of our board of directors. This individual is not obligated to contribute any specific number of hours per week and intend to devote only as much time as he deems necessary to our affairs. The amount of time he devotes in any time period varies based on the availability of suitable target businesses to investigate.

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

The effects of the global financial crisis are far-reaching and difficult to predict and may adversely impact our ability to complete a business combination.

In recent months, there has been severe volatility and overall significant declines in the international capital markets and a freezing of the international credit markets that together have led to severe constraints in private flows of capital and an acutely negative impact on the operating results of companies in a wide range of industries and geographic sectors.  Declining valuations of potential target businesses and uncertainty regarding the future may make it more difficult for us to reach agreement on a business combination that satisfies our requirements and the lack of available credit sources may adversely impact our ability to structure a transaction in the most advantageous manner.  In addition, certain stockholders of the Company may experience pressure to vote against any business combination that we may propose in order to liquidate their investment and free up their capital, without regard to the merits of any such transaction.  All of these factors may make it more difficult for us to complete a business combination in the time allotted.

If we are unable to complete a business combination and are forced to liquidate, our public stockholders will receive less than $8.00 per share upon distribution of the trust account and our warrants will expire worthless.

If we are unable to complete a business combination prior to October 15, 2009 and are forced to liquidate our assets, the per share liquidation will likely be less than $8.00 because of the expenses of this offering, our general and administrative expenses and the anticipated costs of seeking a business combination (although the per share liquidation price could be $8.00 or more as a result of interest earned on the trust account). As of December 31, 2008, the per share liquidation value would have been $7.98 per share. While we will pay, or reserve for payment, from funds not held in trust, our liabilities and obligations, and our executive officer and directors have agreed to indemnify us under certain circumstances for such liabilities and obligations, we cannot assure you, where it is subsequently determined that the reserve for liabilities is insufficient, that stockholders will not be liable for such amounts to creditors. Furthermore, there will be no distribution with respect to our outstanding warrants and, accordingly, the warrants will expire worthless if we liquidate before the completion of a business combination.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per share liquidation amount receivable by our public stockholders from the trust account as part of our plan of dissolution and liquidation will likely be less than $7.98 per share.

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

Accordingly, the proceeds held in trust could be subject to claims that could take priority over the claims of our public stockholders and the per share liquidation amount receivable by our public stockholders could be less than the $7.98 per share held in the trust account due to claims of such creditors. If we are unable to complete a business combination and dissolve the company, our executive officer and directors will be personally liable to the extent of their pro rata beneficial interest in our company immediately prior to this offering, if we did not obtain a valid and enforceable waiver from any vendor, prospective target business or other entity of any rights or claims by such creditors to the trust account, to ensure that the proceeds in the trust account are not reduced by the claims of various vendors, prospective target businesses or other entities that are owed money by us for services rendered or products sold to us, to the extent necessary to ensure that such claims do not reduce the amount in the trust account. Our directors and executive officer are of substantial means and capable of funding any shortfall in our trust account, even though we have not asked them to reserve for such an eventuality. However, we cannot assure you that they will satisfy those obligations. In the event we obtain a valid and enforceable waiver of any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our stockholders from a vendor, prospective target business or other entity, the indemnification will not be available. In the event that a plan of dissolution and liquidation adopted by us is subsequently determined to have insufficient reserves for claims and liabilities, stockholders who received a return of funds from our trust account as part of its liquidation could be liable for claims made by creditors.

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

The fact that we will proceed with the business combination if public stockholders holding less than 30% of the shares sold in our initial public offering exercise their redemption rights, may hinder our ability to consummate a business combination in the most efficient manner or to optimize our capital structure.

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

Although we believe that the net proceeds of our initial public offering and the private placement will be sufficient to allow us to consummate a business combination, since we have not yet identified any prospective target business, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering and the private placement prove to be insufficient, either because of the size of the business combination or the depletion of the available net proceeds in search of a target business, or because we become obligated to redeem into cash a significant number of shares from dissenting stockholders, we will be required to seek additional financing. We cannot assure you that such financing would be available on acceptable terms, if at all, particularly in light of the current international credit crisis. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we were unable to secure additional financing, we would most likely fail to consummate a business combination in the allotted time and would dissolve and liquidate the trust as part of our plan of dissolution and liquidation. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our executive officer, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

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

Our initial stockholders control a substantial interest in us and thus may influence certain actions requiring stockholder vote.

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

Deterioration of China’s political relations with the U.S., Europe, or other nations could make Chinese businesses less attractive to Western investors.

The relationship between the U.S. and China is subject to sudden fluctuation and periodic tension. Changes in political conditions in China and changes in the state of Sino-foreign relations are difficult to predict and could materially adversely affect our operations or cause potential target businesses or services to become less attractive. This could lead to a decline in our profitability. Any weakening of relations between the U.S., Europe, or other nations and China could have a material adverse effect on our operations even after the successful completion of a business combination.

If the PRC enacts regulations in the industry segments which forbid or restrict foreign investment in our taget business, our ability to consummate a business combination could be severely impaired.

The PRC government has imposed increasing number of rules and measures to regulate the industries in China during the past decade. Moreover, many of the rules and regulations that companies face in China are not explicitly communicated. It is possible that increased regulations may negatively affect our target business in the PRC.  If new laws or regulations forbid foreign investment in industries in which we want to complete a business combination, they could severely impair our choice of candidate pool of potential target businesses. Additionally, if the relevant Chinese authorities find us or the target business with which we ultimately complete a business combination to be in violation of any applicable Chinese laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

•                  levying fines;

•                  revoking our business license and other licenses;

•                  requiring that we restructure our ownership or change the business scope; and/or

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

The government of the PRC has restricted or limited foreign ownership of certain kinds of assets and companies operating in certain industries. The industry groups that are restricted are wide ranging, including certain aspects of telecommunications, certain food and alcohol production, and certain specialized equipment manufacturers, for example. In addition there can be restrictions on the foreign ownership of businesses that are determined from time to time to be in “important industries” that may affect the national economic security or having “famous Chinese brand names” or “well established Chinese brand names.” Subject to the review requirements of the Ministry of Commerce and other relevant agencies as discussed elsewhere for acquisitions of assets and companies in the PRC and subject to the various percentage ownership limitations that exist from time to time, acquisitions involving foreign investors and parties in the various restricted categories of assets and industries may nonetheless sometimes be consummated using contractual arrangements with permitted Chinese parties. To the extent that such agreements are employed, they may be for control of specific assets such as intellectual property or control of blocks of the equity ownership interests of a company which may not be subject to the merger and acquisition regulations mentioned above since these types of arrangements typically do not involve a change of equity ownership in a PRC operating company, injure a third party or affect the social public interest. The agreements would be designed to provide our company with the economic benefits of and control over the subject assets or equity interests similar to the rights of full ownership, while leaving the technical ownership in the hands of Chinese parties who would be our nominees and, therefore, based our understanding of the PRC laws and the current practice in the PRC, may exempt the transaction from the merger and acquisition regulations, including the application process required thereunder. However, since there has been limited implementation guidance provided with respect to the merger and acquisition regulations, there can be no assurance that the relevant government agency would not apply them to a business combination effected through contractual arrangements. If such an agency determines that such an application should have been made, the consequences may include, without limitation, confiscating relevant incomes, levying fines, revoking business and other licenses, requiring restructure of ownership or operations and requiring discontinuation of any portion of all of the acquired business. These agreements likely also would provide for increased ownership or full ownership and control by us when and if permitted under PRC law and regulation. If we choose to effect a business combination that employs the use of these types of control arrangements, we may have difficulty in enforcing our rights. Therefore these contractual arrangements may not be as effective in providing us with the same economic benefits, accounting consolidation or control over a target business as would direct ownership. For example, if the target business or any other entity fails to perform its obligations under these contractual arrangements, we may have to incur substantial costs and expend substantial resources to enforce such arrangements, and rely on legal remedies under Chinese law, including seeking specific performance or injunctive relief, and claiming damages, which we cannot assure will be sufficient to off-set the cost of enforcement and may adversely affect the benefits we expect to receive from the business combination.

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

We believe that it is highly likely that Chinese law will govern almost all of our target business’ material agreements, some or many of which could be with Chinese governmental agencies. We cannot assure you that the target business will be able to enforce any of its material agreements or that remedies will be available outside of the PRC. The Chinese legal system is similar to a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have little precedential value. Although legislation in China over the past 30 years has significantly improved the protection afforded to various forms of foreign investment and contractual arrangements in China, these laws, regulations and legal requirements are relatively new and their interpretation and enforcement involve uncertainties, which could limit the legal protection available to us, and foreign investors, including you. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital and could have a material adverse impact on our business, prospects, financial condition, and results of operations.

As a result of merger and acquisition regulations implemented on September 8, 2006 relating to acquisitions of assets and/or equity interests of Chinese companies by foreign investors, it is expected that acquisitions will take longer and be subject to economic scrutiny by the PRC government authorities such that we may not be able to complete a transaction.

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

Because the September 8, 2006 PRC merger and acquisition regulations permit the government agencies to have scrutiny over the economics of an acquisition transaction and impose a number of requirements on the acquisition transaction, such as time limit for payment of considerations, we may not be able to negotiate a transaction that is acceptable to our stockholders or sufficiently protect their interests in a transaction.

The regulations have introduced aspects of economic and substantive analysis of the target business and the acquirer and the terms of the transaction by MOFCOM and the other governing agencies through submissions of an appraisal report, an evaluation report and the acquisition agreement, all of which form part of the application for approval, depending on the structure of the transaction. The regulations also prohibit a transaction at an acquisition price obviously lower than the appraised value of the Chinese business or assets. The regulations require that the consideration for the acquisition or assets or equity interest must be paid within required time periods, in certain transactions not in excess of a year. Because the Chinese authorities have been concerned with offshore transactions which converted domestic companies into foreign investment enterprises (FIEs) in order to take advantage of certain benefits, including reduced taxation, in China, the new regulations require new foreign sourced capital of not less than 25% of the domestic company’s post–acquisition capital in order to obtain FIE treatment. Accordingly, if a sufficient amount of foreign capital is not infused into the domestic company, it will not be eligible to obtain FIE treatment. In asset transactions there must be no harm of third parties and the public interest in the allocation of assets and liabilities being assumed or acquired. These aspects of the regulations will limit our ability to negotiate various terms of the acquisition, including aspects of the initial consideration, contingent consideration, holdback provisions, indemnification provisions and provisions relating to the assumption and allocation of assets and liabilities. Transaction structures involving trusts, nominees and similar entities are restricted. Therefore, we may not be able to negotiate a transaction with terms that will satisfy our investors and protect our stockholders interests in an acquisition of a Chinese business or assets.

The PRC merger and acquisition regulations of September 8, 2006 have introduced industry protection and anti-trust aspects to the acquisition of Chinese companies and assets which may limit our ability to effect an acquisition.

Under the PRC merger and acquisition regulations, acquisitions of Chinese domestic companies relating to “important industries” that may affect the national economic security or result in the transfer of “actual control” of companies having “famous Chinese brand names” or “well established Chinese brand names” must be reported and approved by the relevant agencies. The merger and acquisition regulations also provide for antitrust review requirements for certain large transactions or transactions involving large companies and roll-up transactions with the same effect in the relevant Chinese market. In addition, certain mergers and acquisitions among foreign companies occurring outside of the PRC could also be subject to antitrust review in China which is similar to United States anti-trust law concepts. Exemptions may be sought from the MOFCOM and SAIC. In addition to the regulations, of September 8, 2006, the Standing Committee of the National People’s Congress (NPC), China’s top legislature, passed the Anti-Monopoly Law on August 30, 2007, strengthening the examination and supervision of foreign merger operations affecting major enterprises in sensitive sectors. Any transaction that we contemplate will have to comply with these regulations and may require additional approval or abandonment if we are not able to satisfy the requirements of the governmental authorities. When we evaluate a potential transaction, we will consider the need to comply with these regulations which may result in our modifying or not pursuing a particular transaction.

The Ministry of Information Industry (MII) issued regulations that regulate and limit ownership and investment in internet and other value-added telecommunications businesses in China which may affect our ability of acquiring such type of business.

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

In accordance with requirements of U.S. federal securities laws, in order to seek stockholder approval of a business combination, a proposed target business will be required to have certain financial statements which are prepared in accordance with, or which are reconciled to, U.S. generally accepted accounting principles, or GAAP. Generally, Chinese domestic companies are required to prepare financial statements in accordance with PRC GAAP.  To the extent that a proposed target business does not have financial statements which have been prepared with, or which can be reconciled to, U.S. GAAP, we will not be able to acquire that proposed target business. These financial statements may limit the pool of potential target businesses which we may acquire.

Any devaluation of currencies used in the PRC could negatively impact our target business’ results of operations and any appreciation thereof could cause the cost of a target business as measured in dollars to increase.

Because our objective is to complete a business combination with a target business having its primary operating facilities located in the PRC, and because substantially all revenues and income following a business combination would be received in a foreign currency such as Renminbi, the main currency used in the PRC, the dollar equivalent of our net assets and distributions, if any, would be adversely affected by reductions in the value of the Renminbi. The value of the Renminbi fluctuates and is affected by, among other things, changes in the PRC’s political and economic conditions. To the extent that we need to convert United States dollars into Chinese

Renminbi for our operations, appreciation of this currency against the United States dollar could have a material adverse effect on our business, financial condition and results of operations. Conversely, if we decide to convert our Renminbi into United States dollars for other business purposes and the United States dollar appreciates against this currency, the United States dollar equivalent of the Renminbi we convert would be reduced. The conversion of Renminbi into foreign currencies such as the United States dollar has been generally based on rates set by the People’s Bank of China, which are set daily based on the previous day’s interbank foreign exchange market rates and current exchange rates on the world financial markets. Historically, the official exchange rate for the conversion of Renminbi to the U.S. dollar had generally been stable and the Renminbi had appreciated slightly against the U.S. dollar. However, since July 21, 2005, the Renminbi has been re-pegged to a basket of currencies, and is permitted to fluctuate within a managed band. This floating exchange rate, and any appreciation of the Renminbi that may result from such rate, could cause the cost of a target business as measured in dollars to increase. Further, target companies may be adversely affected since the competitive advantages that existed as a result of the former policies will cease. We cannot assure you that a target business with which we consummate a business combination will be able to compete effectively with the new policies in place.

Restrictions on currency exchange may limit our ability to utilize our cash flow effectively following a business combination.

Following a business combination, we will be subject to China’s rules and regulations on currency conversion. In China, the State Administration for Foreign Exchange (“SAFE”) regulates the conversion of the Chinese Renminbi into foreign currencies. Currently, FIEs are required to apply to the SAFE for “Foreign Exchange Registration Certificates for FIEs.” Following a business combination, the entity in which we invest in China will likely be a FIE as a result of our ownership structure. FIEs holding such registration certificates, which must be renewed annually, are allowed to open foreign currency accounts including a “current account” and “capital account.” Under PRC regulations, foreign exchange income arising from current account transactions shall be converted into RMB unless otherwise stipulated in the regulations (where current account transactions are defined as the transactions generally occurring during the international payment and expenditure process, including the distribution of dividends, interest payments, trade and service-related foreign exchange transactions); while foreign exchange income arising from capital account transactions shall not be converted into RMB without the prior approval of SAFE (where capital account transactions are defined as the increase or reduction in the assets and liabilities which result from the inflow and outflow of capital during international payment and expenditure process, including direct equity investments, loan, and repatriation of investments and investments in securities outside China). Foreign exchange income arising from capital account transactions are subject to limitations and require approvals from, or registration with, SAFE and other relevant PRC governmental authorities.  In addition, the SAFE issued a Notice on August 29, 2008 (“Notice 142”) to further regulate the foreign exchange of FIEs.  According to the Notice 142,  FIEs shall obtain verification report from a local accounting firm before converting its registered capital into Renminbi, and the converted Renminbi shall be used for the business within its permited business scope.  The Notice 142 explicitly prohibits FIEs from using RMB converted from foreign capital to make equity investments in the PRC, unless the domestic equity investment is within the approved business scope of the FIE and has been approved by SAFE in advance.  We cannot assure you that the Chinese regulatory authorities will not impose further restrictions on the convertibility of the Chinese Renminbi. Any future restrictions on currency exchanges may limit our ability to use our cash flow for the distribution of dividends to our stockholders or to fund operations we may have outside of China.

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

On October 21, 2005, SAFE issued a Notice on Relevant Issues Concerning Foreign Exchange Administration for Domestic Residents to Engage in Overseas Financing and Round Trip Investment via Overseas Special Purpose Vehicles (“Circular 75”), which became effective on November 1, 2005. Circular 75 regulates the foreign exchange matters in relation to the use of a “special purpose vehicle” by PRC residents to seek offshore equity financing and conduct “round trip investment” in China. Under Circular 75, a “special purpose vehicle” refers an offshore entity established or controlled, directly or indirectly, by PRC residents or PRC entities for the purpose of seeking offshore equity financing using assets or interests owned by such PRC residents or PRC entities in onshore companies, while “round trip investment” refers to the direct investment in China by the PRC residents through the “special purpose vehicles,” including without limitation establishing foreign invested enterprises and using such foreign invested enterprises to purchase or control (by way of contractual arrangements) onshore assets. Circular 75 requires that, before establishing or controlling a “special purpose vehicle”, PRC residents and PRC entities are required to complete foreign exchange registration with the local offices of SAFE for their overseas investments.

Circular 75 applies retroactively. PRC residents who have established or acquired control of the “special purpose vehicles” which have completed “round-trip investment” before the implementation of the Circular 75 shall register their ownership interests or control in such “special purpose vehicles” with the local offices of SAFE before March 31, 2006. An amendment to the registration is required if there is a material change in the “special purpose vehicle,” such as increase or reduction of share capital and transfer of shares. Failure to comply with the registration procedures set forth in Circular 75 may result in restrictions on the foreign exchange activities of the relevant foreign invested enterprises, including the increase of its registered capital, the payment of dividends and other distributions to its offshore parent or affiliate and the capital inflow from the offshore parent, and may also subject relevant PRC residents to penalties under PRC foreign exchange administration regulations.

SAFE issued implementing rules (“Circular 106”) in relation to Circular 75 on May 29, 2007. Circular 106 provides more detailed provisions and requirements regarding the foreign exchange registration procedures. Under Circular 106, PRC subsidiary of the offshore “special purpose vehicles” are prohibited from distributing their profits and proceeds from any reduction in capital, share transfer or liquidation to their offshore special purpose vehicle parent companies if the special purpose vehicles’ shareholders who are PRC residents have not completed foreign exchange registration pursuant to Circular 75.

As a result of the foregoing, we cannot assure you that the PRC residents, the owners of the target business we intend to acquire, as the case may be, will be able to complete the necessary approval, filings and registrations for a proposed business combination. This may restrict our ability to implement our acquisition strategy and adversely affect our operations.

We are required to deduct Chinese corporate withholding taxes from dividends we may pay to our stockholders following a business combination.

On March 16, 2007, the NPC, approved and promulgated the PRC Enterprise Income Tax Law (the “New EIT Law”). This New EIT Law has taken effect on January 1, 2008. This New EIT Law has taken effect since January 1, 2008. Under the New EIT Law, FIEs and domestic companies are subject to a uniform tax rate of 25%. The New EIT Law provides a five-year transition period starting from its effective date for those enterprises which were established before the promulgation date of the New EIT Law and which were entitled to a preferential lower tax rate under the then-effective tax laws or regulations.

On December 26, 2007, the State Council issued a Notice on Implementing Transitional Measures for Enterprise Income Tax (the “Notice”), providing that the enterprises that have been approved to enjoy a low tax rate prior to the promulgation of the New EIT Law will be eligible for a five-year transition period since January 1, 2008, during which time the tax rate will be increased step by step to the 25% unified tax rate set out in the New EIT Law. From January 1, 2008, for the enterprises whose applicable tax rate was 15% before the promulgation of the New EIT Law , the tax rate will be increased to 18% for year 2008, 20% for year 2009, 22% for year 2010, 24% for year 2011, 25% for year 2012. For the enterprises whose applicable tax rate was 24%, the tax rate will be changed to 25% from January 1, 2008. Furthermore, in accordance with the Notice, the income derived from the PRC of a foreign enterprise that has no establishment in the PRC is subject to a 10% withholding tax absent a tax treaty between the PRC and the jurisdiction where the foreign enterprise is incorporated. As a result, following a business combination any of our subsidiaries operating in China will be required to deduct Chinese withholding taxes from dividends distributed to us as the parent entity, meaning we would have less funds to use in connection with our operations as the parent entity or for distribution to our stockholders.

Dividends we receive from our subsidiaries located in the PRC may be subject to PRC withholding tax.

The New EIT Law provides that an income tax rate of 20% may be applicable to dividends payable to non-PRC investors that are “non-resident enterprises”. Non-resident enterprises refer to enterprises which do not have an establishment or place of business in the PRC, or which have such establishment or place of business in the PRC but the relevant income is not effectively connected with the establishment or place of business, to the extent such dividends are derived from sources within the PRC. The income tax for the non-resident enterprises shall be subject to withholding at income source with the payer acting as the obligatory withholder under the New EIT Law, and therefore, such income tax is generally called “withholding tax” in practice. The Sate Council of the PRC has reduced the withholding tax rate from 20% to 10% through the Implementation Rules of the New EIT Law. It is currently unclear in what circumstances a source will be considered as located within the PRC. We are a U.S. holding company and substantially all of our income is derived from dividends we receive from our subsidiaries located in the PRC. Thus, if we are considered as a “non-resident enterprise” under the New EIT Law and the dividends paid to us by our subsidiary in China are considered income sourced within the PRC, such dividends may be subject to a 10% withholding tax.

Such 10% withholding tax may be exempted or reduced by the State Council of the PRC or pursuant to a tax treaty between China and the jurisdictions in which our non-PRC shareholders reside.  For example, the 10% withholding tax has been reduced to 5% pursuant to the Double Tax Avoidance Agreement between Hong Kong and Mainland China if the beneficial owner in Hong Kong owns more than 25% of the registered capital in a company in the PRC. We may set up a subsidiary in Hong Kong which in turn owns all of the equity interest in our subsidiaries located in the PRC on behalf of our U.S. holding company, and then substantially all of our income will be derive from dividends we receive from our subsidiaries in the PRC through our Hong Kong subsidiary. When we declare dividends from such income in the PRC, it is unclear whether the income may enjoy a reduced withholding tax rate of 5% under the Double Tax Avoidance Agreement between Hong Kong and Mainland China as the PRC tax authorities may regard our Hong Kong subsidiary as a shell company for tax purpose only and still deem our subsidiaries in the PRC as the subsidiaries directly owned by our U.S. holding company.

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

Under PRC laws, our future PRC subsidiaries are obligated to withhold and pay individual income tax on behalf of our employees who are subject to PRC individual income tax. If we fail to withhold and/or pay such individual income tax in accordance with PRC laws, we may be subject to certain sanctions and other penalties and may become subject to liability under PRC laws.

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

Item 1B.                     Unresolved Staff Comments

Not Applicable.

Item 2.                              Properties

We maintain our executive offices at Suite 1A, 11th Floor, Tower 1, China Hong Kong City, 33 Canton Road, Kowloon, Hong Kong. The cost for this space, which is provided by Pacific Millennium, an affiliate of Mr. Tan, our Chief Executive Officer, is $7,500 per month and includes certain other additional services provided by Pacific Millennium pursuant to a letter agreement between us and Pacific Millennium. We believe that the fee charged by Pacific Millennium is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space adequate for our current operations.

Item 3.                              Legal Proceedings

To the knowledge of management, there is no litigation currently pending or contemplated against us or any of our officer or directors in their capacity as such.

Item 4.                              Submission of Matters to a Vote of Security Holders

During the fourth quarter of our fiscal year ended December 31, 2008, there were no matters submitted to a vote of security holders.

PART II

Item 5.                              Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our units, common stock and warrants have been traded on the OTC Bulletin Board under the symbol “STTAU,” since October 16, 2007 and under the symbols “STTA” and “STTAW,” since November 7, 2007, respectively. The following table sets forth the high and low bid information for our securities from the commencement of trading through December 31, 2008 as reported by the OTC Bulletin Board. The OTC Bulletin Board quotations reflect inter-dealer prices, are without retail markup, markdowns or commissions, and may not represent actual transactions.

	Common Stock		Warrants		Units
	High	Low	High	Low	High	Low
2007
First Quarter*	—	—	—	—	—	—
Second Quarter*	—	—	—	—	—	—
Third Quarter*	—	—	—	—	—	—
Fourth Quarter	$7.29	$7.22	$0.98	$0.83	$8.25	$8.00
2008
First Quarter	$7.34	$7.25	$0.87	$0.43	$8.13	$7.70
Second Quarter	$7.45	$7.25	$0.67	$0.40	$8.10	$7.61
Third Quarter	$7.50	$7.20	$0.49	$0.19	$7.89	$7.32
Fourth Quarter	$7.36	$6.90	$0.20	$0.03	$7.49	$6.81

* No figures are included as our units commenced trading on the OTC Bulletin Board on October 16, 2007, and our common stock and warrants commenced trading on November 7, 2007.

Number of Holders of Common Stock

The number of holders of record of our common stock on March 6, 2009 was 5, which does not include individual participants in security position listings.

Dividends

There were no cash dividends or other cash distributions made by us during the fiscal year ended December 31, 2008. Future dividend policy will be determined by our Board of Directors based on our earnings, financial condition, capital requirements and other then existing conditions. It is anticipated that cash dividends will not be paid to the holders of our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

We did not engage in the sale of any unregistered securities during the three months ended December 31, 2008.

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

None.

Equity Compensation Plan Information

None.

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

Statement of Operations Data:	Year Ended December 31, 2008	Period from January 24, 2007 (Inception) to December 31, 2007

Operating expenses	$1,438,696	$205,740
Interest income	$6,880,294	$2,642,630
Provision for income tax	$1,948,000	$881,000
Income before allocation of trust account interest	$3,493,598	$1,542,904
Allocation of trust account interest to common stock subject to possible redemption	$(982,477)	$—
Net income available to common stockholders	$2,511,121	$1,542,904
Basic net income per share	$0.06	$0.10
Diluted net income per share	$0.05	$0.09

Balance Sheet Data:	December 31, 2008	December 31, 2007

Cash and cash equivalents	$1,473,753	$1,214,280
Money market funds – held in trust	$263,192,125	$260,800,695
Total assets	$264,883,425	$262,218,161
Total liabilities	$10,376,286	$10,222,143
Common stock subject to possible redemption	$75,308,773	$75,308,773
Total stockholders’ equity	$179,198,366	$176,687,245

Item 7.                              Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

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

Overview

We were formed on January 24, 2007 to serve as a vehicle to effect a merger, asset acquisition, stock exchange or other similar business combination, or control through contractual arrangements, an operating business having its primary operations in the People’s Republic of China. Our initial business combination must be with a target business or businesses whose fair market value is at least equal to 80% of our net assets at the time of such acquisition. Since our initial public offering in October 2007, we have been actively searching for a suitable business combination candidate. We currently have not entered into any definitive agreement with any potential target businesses. We are not presently engaged in, and will not engage in, any substantive commercial business until we consummate an initial transaction. We intend to utilize cash derived from the proceeds of our private placement and initial public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern.  Our amended and restated certificate of incorporation provides that if we are not able to complete a business combination by October 15, 2009, our corporate existence will cease, except for the process of winding up and liquidating.  We cannot assure our investors that we will be able to find a suitable business combination by October 15, 2009.  Our independent registered public accounting firm, in their report on our 2008 financial statements, have raised substantial doubt about our ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Share-Based Payments

We account for share-based payments pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R requires all share-based payments, including grants of stock options to employees, to be recognized in the financial statements based on their fair values. We adopted SFAS No. 123R on January 24, 2007 (inception) and expect that it could have a material impact on our financial statements to the extent that we grant stock-based compensation in future periods.

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

Effective January 24, 2007 (inception), we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which provides criteria for the recognition, management, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits.

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

In June 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-05”). EITF 07-05 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock. Warrants that a company issues that contain a strike price adjustment feature, upon the adoption of EITF 07-05, results in the instruments no longer being considered indexed to the company’s own stock. Accordingly, adoption of EITF 07-05 will change the current classification (from equity to liability) and the related accounting for such warrants outstanding at that date. EITF 07-05 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of EITF 07-05 will have on its financial statement presentation and disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Results of Operations for the Year Ended December 31, 2008 and the Period from January 24, 2007 (Inception) to December 31, 2007

For the year ended December 31, 2008, we had net income available to common stockholders of approximately $2,511,100, comprised of interest income of approximately $6,880,300, less operating expenses of approximately $1,438,700, income tax expense of approximately $1,948,000, and interest allocable to common shares subject to possible redemption of approximately $982,500. Operating expenses consisted of approximately $534,000 for professional fees incurred relating to potential acquisitions, $196,400 for other professional fees, $194,300 for travel expenses, $132,500 for insurance, $220,500 for other operating costs, and $161,000 for capital based taxes.

For the period from January 24, 2007 (inception) to December 31, 2007, we had net income available to common stockholders of approximately $1,542,900, comprised of interest income of approximately $2,642,600, less operating expenses of approximately $205,700, income tax expense of approximately $881,000 and interest expense with respect to a note payable to one of our initial stockholders of $13,000.  Operating expenses consisted of approximately $16,800 for professional fees, $98,700 for formation and other operating costs, $50,200 of travel expenses, and $40,000 of costs related to capital based taxes.

Commencing on October 15, 2007 and ending upon the acquisition of a target business, we began incurring a fee of $7,500 per month for office space and certain other additional services from Pacific Millennium, an affiliate of Mr. Tan, our Chief Executive Officer.  During the year ended December 31, 2008 and for the period from January 24, 2007 (inception) to December 31, 2007, we incurred $90,000 and $15,000 of costs, respectively, under this agreement.

From time to time Pacific Millennium makes payments on our behalf to third parties for expenses incurred by us in the pursuit of a potential business combination for which we reimburse Pacific Millennium.  Such reimbursements amounted to $310,044 and $77,233 during the year ended December 31, 2008 and the period from January 24, 2007 (inception) to December 31, 2007, respectively.  Pacific Millennium does not receive any benefit from these transactions.

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

The net proceeds from the sale of our units (including the underwriters’ over-allotment option) and the insider warrants, after deducting certain offering expenses of approximately $9,592,000, including underwriting discounts of approximately $9,232,000, and the repayment of the note payable to a stockholder of approximately $513,000, including accrued interest, were approximately $259,875,000, of which approximately $259,746,000 was deposited into the trust account. The remaining proceeds were deposited into the Company’s operating account, which along with up to $3,300,000 in interest earned on the funds in the trust account, are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We expect to use substantially all of the net proceeds of the offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating a business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account, as well as any other net proceeds not expended, is expected to be used to finance the operations of the target business.

On February 27, 2007, we issued an unsecured promissory note of $500,000 to one of our initial stockholders. The note, which bore interest at the rate of 4% per annum, was paid in full on October 19, 2007.

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

As of December 31, 2008, we had $1,473,753 available to us outside of the trust account to fund our working capital requirements to fund our business. While we are entitled to withdraw up to an additional $170,396 of the interest earned on the trust account, net of taxes, to fund our business, in light of declining interest rates, we may not have sufficient funds available to complete a business combination. In such event, we would need to borrow funds from our insiders or others or seek favorable payment terms with our professionals and we may not be successful in these efforts.

We may use all or substantially all of the proceeds held in trust other than the deferred portion of the underwriter’s fee to acquire one or more target businesses. We may not use all of the proceeds held in the trust account in connection with a business combination, either because the consideration for the business combination is less than the proceeds in trust or because we finance a portion of the consideration with capital stock or debt securities that we can issue. In that event, the proceeds held in the trust account, as well as any other net proceeds not expended, will be used to finance the operations of the target business or businesses. The operating businesses that we acquire in such business combination must have, individually or collectively, a fair market value equal to at least 80% of our net assets at the time of such acquisition. If we consummate multiple business combinations that collectively have a fair market value of 80% of our net assets, then we would require that such transactions are consummated simultaneously.

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

Off Balance-Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

We do not have any long term debt, capital lease obligations, operating lease obligations, purchase obligations or other long term liabilities.

Item 7A.                     Quantitative and Qualitative Disclosures About Market Risk

Market risk is the sensitivity of income to changes in interest rates (with respect to both interest income on the trust funds and interest expense on any future debt obligations), foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices.  We are not presently engaged in and, if a suitable business target is not identified by us prior to the prescribed liquidation date of the trust account, we may not engage in, any substantive commercial business.  Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices.  The net proceeds of our initial public offering held in the trust account have been invested only in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended. Given our limited risk in our exposure to money market funds, we do not view the interest rate risk to be significant.

Item 8.                              Financial Statements and Supplementary Data

The following financial statements and the footnotes thereto are included in the section beginning on page F-1:

1.  Report of Independent Registered Public Accounting Firm.

2.  Consolidated Balance Sheets as of December 31, 2008 and 2007.

3.  Consolidated Statements of Operations for the year ended December 31, 2008 and for the period January 24, 2007 (inception) to December 31, 2007, and for the period January 24, 2007 (inception) to December 31, 2008.

4.  Consolidated Statement of Stockholders’ Equity for the period from January 24, 2007 (inception) to December 31, 2008.

5.  Consolidated Statements of Cash Flows for the year ended December 31, 2008 and for the period January 24, 2007 (inception) to December 31, 2007, and for the period January 24, 2007 (inception) to December 31, 2008.

6.  Notes to Consolidated Financial Statements.

Item 9.                              Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                     Controls and Procedures

Disclosure Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2008 was made under the supervision and with the participation of our management, including our chief executive and principal financial officer. Based on that evaluation, our chief executive and principal financial officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.  Internal control over financial reporting is defined under the Exchange Act as a process designed by, or under the supervision of, our chief executive and principal financial officer and effected by our board of directors and management to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•                  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•                  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•                  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Internal control over financial reporting has inherent limitations and may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our chief executive and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our chief executive and principal financial officer has concluded that during the period covered by this annual report, our internal controls over financial reporting were effective.

Our independent registered public accounting firm, Gumbiner & Savett Inc., who also audited our consolidated financial statements, independently assessed the effectiveness of our internal control over financial reporting as of December 31, 2008, as stated in their report which is included in this annual report on Form 10-K.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.                     Other Information

None.

PART III

Item 10.                       Directors, Executive Officers and Corporate Governance

Our current directors and executive officer are as follows:

Name	Age	Position
Richard Tan	53	Chief Executive Officer, President and Director
Roger W. Stone	74	Non-Executive Chairman of the Board

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

There is no family relationship between any director or executive officer and any of our directors.

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

Audit Committee

Our board of directors intends to establish an audit committee after the consummation of the business combination. Until such time, our board of directors will act as our audit committee and will review and discuss the audited financial statements with management and the independent auditors, discuss with the independent auditors the matters required to be discussed by Statement of Auditing Standard No. 61, as currently in effect, receive written disclosures and the letter from the independent auditors required by Independence Standard Board Standard No. 1, Independence Discussions with Audit Committees, as currently in effect, considers whether the provision of non-audit services by the independent auditors to us is compatible with maintaining the auditor’s independence and discuss with the auditors the auditors’ independence. Since we are a blank check company, our financial statements are not complicated and, therefore, we do not have a financial expert as defined in federal securities laws and regulation on our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our directors, executive officer and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership of our common stock with the Securities and Exchange Commission. Our directors, executive officer and persons who own more than 10% of our common stock are required by Securities and Exchange Commission regulations to furnish to us copies of all Section 16(a) forms they file. To our knowledge, based solely upon a review of Forms 3, 4 and 5 and amendments to these forms furnished to the Company by our directors, executive officer and persons who own more than 10% of our common stock, no person failed to file to make a timely filing during the year ended December 31, 2008.

Item 11.                       Executive Compensation

No officer has received any cash compensation for services rendered. Commencing on the effective date of our initial public offering through the acquisition of a target business, Pacific Millennium, an affiliate of Mr. Tan, our Chief Executive Officer, is paid $7,500 per month for office space and general and administrative services including secretarial support. This arrangement was agreed to by Pacific Millennium for our benefit and is not intended to provide Mr. Tan compensation in lieu of a salary. We believe that such fees are at least as favorable as we could have obtained from an unaffiliated person. Our other director does not have a relationship with or interest in Pacific Millennium. Other than this $7,500 per-month fee, no compensation of any kind, including finder’s and consulting fees, will be paid to any of our initial stockholders, our officer or directors, or any of their respective affiliates, for services rendered prior to or in connection with a business combination. However, our officer and directors will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

Since our formation, we have not granted any stock options or stock appreciation rights or any awards under long-term incentive plans.

Item 12.                       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 3, 2009, certain information regarding beneficial ownership of our common stock by each person who is known by us to beneficially own more than 5% of our common stock. The table also identifies the stock ownership of each of our directors, our officer, and all directors and our officer as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Outstanding Common Stock
Roger Stone (1)	3,297,030	8%
Richard Tan (2)	4,945,545	12%
Chih-Chun Tan (2)	4,945,545	12%
HBK Investments L.P, HBK Services LLC, HBK New York, LLC, HBK Partners II L.P., HBK Management LLC, HBK Master Fund L.P and HBK Special Opportunity Fund I LP(3)	4,921,200	11.9%
Integrated Core Strategies (US) LLC, Cognizant Holdings, Ltd., Millennium International Management LP, Millennium International Management GP LLC, Millennium Management LLC and Israel A. Englander (4)	4,198,460	10.2%
QVT Financial LP, QVT Financial GP LLC, QVT Fund LP and QVT Associates GP LLC (5)	4,079,306	9.9%
Fir Tree, Inc., Fir Tree Recovery Master Fund, L.P. and Sapling, LLC (6)	2,350,000	5.7%
Weiss Asset Management, LLC, Weiss Capital, LLC and Andrew M. Weiss (7)	1,937,083	4.7%

All directors and executive officers as a group (2 persons)	8,242,575	20%

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

(3)                Based on information contained in a Schedule 13D filed by HBK Investments L.P (“Investments”), HBK Services LLC (“Services”), HBK New York LLC (“NY”), HBK Partners II L.P. (“Partners”), HBK Management LLC (“HBK Management”), HBK Master Fund L.P. (“Master Fund”) and HBK Special Opportunity Fund I LP (“SOFI”) on January 7, 2009. The business address of Investments, Services, Partners and HBK Management is 300 Crescent Court, Suite 700, Dallas, Texas 75201. The business address of Master Fund and SOFI is c/o HBK Services LLC, 300 Crescent Court, Suite 700, Dallas, Texas 75201. The business address of NY is 350 Park Avenue, New York, New York, 10022.  Investments, as investment advisor, has discretionary power to vote and dispose of the shares held by Master Fund and SOFI.. Investments has delegated discretion to vote and dispose of investments over which it has discretion to Services which, in turn, may from time to time delegate and/or share discretion to vote and dispose of investments over which it has discretion to NY. Partners is the general partner of Investments. HBK Management is the general partner of Partners and the managing member of Services and NY.  and Richard L. Booth, Laurence H. Lebowitz, William E. Rose, David C. Haley and Jamiel A. Akhtar.  HBK Fund L.P. and HBK Offshore Fund Ltd. are general partners of Master Fund. HBK Capital L.P. is the general partner of HBK Fund.  Richard L. Booth, Laurence H. Lebowitz, William E. Rose, David C. Haley and Jamiel A. Akhtar (the “HBK Managers”) serve as managing directors of Investments and are members of, and may be deemed to control, HBK Management.

(4)                Based on information contained in a Schedule 13G filed by Integrated Core Strategies (US) LLC (“Integrated”), Cognizant Holdings, Ltd. (“Cognizant”), Millennium International Management LP (“Millennium International Management”), Millennium International Management GP LLC (“Millennium International Management GP”), Millennium Management LLC (“Millennium Management”) and Israel A. Englander on December 23, 2008. The business address of Integrated, Millennium International Management, Millennium International Management GP and Millennium Management is 666 Fifth Avenue, New York, New York 10103.  The business address of Cognizant and Mr. Englander is c/o Millennium Management, 666 Fifth Avenue, New York, New York 10103. Integrated beneficially owns 3,987,950 shares and Cognizant beneficially owns 210,510 shares of our common stock.  Millennium International Management is the investment manager to Cognizant, and consequently may be deemed to have shared voting control and investment discretion over securities owned by Cognizant. Millennium International Management GP is the general partner of Millennium International Management, and consequently may be deemed to have shared voting control and investment discretion over securities owned by Cognizant. Millennium Management is the general partner of the 100% shareholder of Cognizant, and consequently may be deemed to have shared voting control and investment discretion over securities owned by Cognizant. Millennium Management is also the general partner of the managing member of Integrated, and consequently may be deemed to have shared voting control and investment discretion over securities owned by Integrated. Mr. Englander is the managing member of Millennium Management and of Millennium International Management GP, and consequently may be deemed to be the beneficial owner of any securities beneficially owned by Cognizant and/or Integrated, as the case may be.

(5)                Based on information contained in a Schedule 13G/A filed by QVT Financial LP (“Financial”), QVT Financial GP LLC (“Financial GP”), QVT Fund LP (“QVT Fund”) and QVT Associates GP LLC (“Associates”) on February 47, 2009. The business address of Financial, Financial and Associates is 1177 Avenue of the Americas, 9th Floor, New York, New York 10036. The business address for QVT Fund is Walkers SPV, Walkers House, Mary Street, George Town, Grand Cayman KY1-9002, Cayman Islands. Financial is the investment manager for QVT Fund, which beneficially owns 3,476,167 shares of our common stock, and for Quintessence Fund L.P. (“Quintessence”), which beneficially owns 359,984 shares of our common stock. Financial is also the investment manager for a separate discretionary account managed by a third party (the “Separate Account”), which holds 243,245 shares of our common stock. Financial has the power to direct the vote and disposition of the shares of our common stock held by QVT Fund, Quintessence and the Separate Account and, accordingly, may be deemed to be the beneficial owner of an aggregate amount of 4,079,306 shares of our common stock held by such entities. Financial GP, as general partner of Financial, may be deemed to beneficially own the same number of shares of our common stock reported by Financial. Associates, as general partner of QVT Fund and Quintessence, may be deemed to beneficially own the aggregate amount of 3,836,061 shares of our common stock owned by QVT Fund. Each of Financial and Financial GP disclaims beneficial ownership of the shares held by QVT Fund, Quintessence and the Separate Account.  Associates disclaims beneficial ownership of the shares owned by QVT Fund and Quintessence, except to the extent of its pecuniary interest therein.

(6)                  Based on information contained in a Schedule 13G filed by Sapling, LLC, Fir Tree, Inc. and Fir Tree Recovery Master Fund, L.P. on October 26, 2007. The business address of both Fir Tree, Inc. and Sapling, LLC is 505 Fifth Avenue, 23rd Floor, New York, New York 10017. The address of Fir Tree Recovery Master Fund, L.P. is c/o Admiral Administration Ltd., Admiral Financial Center, 5th Floor, 90 Fort Street, Box 32021 SMB, Grand Cayman, Cayman Islands. Sapling, LLC is the beneficial owner of and may direct the vote and dispose of 1,970,700 shares of our common stock. Fir Tree Recovery Master Fund, L.P. is the beneficial owner of and may direct the vote and dispose of 379,300 shares of our common stock. Fir Tree, Inc. has been granted investment discretion over the shares of our common stock held by Sapling, LLC and Fir Tree Recovery Master Fund, L.P.

(7)                  Based on information contained in a Schedule 13G filed by Weiss Asset Management, LLC (“Asset Management”), Weiss Capital, LLC (“Capital”) and Andrew M. Weiss on July 8, 2008. The business address for Asset Management, Capital and Mr. Weiss is 29 Commonwealth Avenue, 10th Floor, Boston, MA 02116. The reported shares of our common stock include shares beneficially owned by a private investment partnership of which Asset Management is the sole general partner and which may be deemed to be controlled by Mr. Weiss, who is the managing member of Asset Management, and also includes shares held by a private investment corporation which may be deemed to be controlled by Mr. Weiss, who is the managing member of Capital, the investment manager of such private investment corporation.

Item 13.                       Certain Relationships and Related Transactions, and Director Independence

On January 31, 2007 (after giving effect to a stock split effected in May 2007), we issued to the following directors and our executive officer (or their respective affiliates) the number of shares of common stock set forth opposite their respective names for consideration of $0.008 per share.

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

All ongoing and future transactions between us and our executive officer and directors or their respective affiliates, including loans by our executive officer and directors, will be on terms believed by us to be no less favorable than are available from unaffiliated third parties and such transactions or loans, including any forgiveness of loans, will require prior approval in each instance by a majority of our uninterested “independent” directors, to the extent we have independent directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel.

Director Independence

Our board of directors has determined that none of our directors constitute “independent directors” as such term is defined in Rule 10A-3 of the Exchange Act.

Item 14.                       Principal Accountant Fees and Services

During the fiscal year ended December 31, 2008, our independent registered public accountants were Gumbiner Savett Inc., the services of which were provided in the following categories and amount:

Audit Fees

The aggregate fees billed by Gumbiner Savett Inc. for professional services rendered for the audits of our financial statements during 2007 and for services performed in connection with our registration statement on Form S-1 filed in 2007 were $150,611.

The aggregate fees billed by Gumbiner Savett Inc. for professional services rendered for review of the Company’s interim financial statements and the audit of the Company’s financial statements for the year ended December 31, 2008 were $71,890.

Audit Related Fees

Other than the fees described under the caption “Audit Fees” above, Gumbiner Savett Inc. did not bill any fees for services rendered to us during fiscal years 2007 and 2008 for assurance and related services in connection with the audit or review of our financial statements.

Tax Fees

There were no fees billed by Gumbiner Savett Inc. for professional services rendered during the fiscal year ended December 31, 2007 for tax compliance, tax advice, and tax planning.

The aggregate fees billed by Gumbiner Savett Inc. for professional services rendered during the fiscal year ended December 31, 2008 for tax compliance, tax advice, and tax planning were $9,622.

All Other Fees

There were no fees billed by Gumbiner Savett Inc. for other professional services rendered during the fiscal years ended December 31, 2007 and 2008.

Pre-Approval Of Services

We do not have an audit committee and as a result our board of directors performs the duties of an audit committee. Our board of directors evaluates and approves in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

PART IV

Item 15.                       Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The financial statements filed as part of this report are listed in “Item 8 - Financial Statements and Supplementary Data.”

(b) Exhibits

The following Exhibits are filed as part of this report:

Exhibit No.	Description
3.1	Form of Amended and Restated Certificate of Incorporation*
3.2	By-laws*
4.1	Specimen Unit Certificate*
4.2	Specimen Common Stock Certificate*
4.3	Specimen Warrant Certificate*
4.4	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and Stone Tan China Acquisition Corp.*
4.5	Form of Unit Purchase Option to be granted to Morgan Joseph & Co. Inc.*
10.1	Letter Agreement dated October 4, 2007 among Stone Tan China Acquisition Corp., Morgan Joseph & Co. Inc. and Richard Tan*
10.2	Letter Agreement dated October 4, 2007 among Stone Tan China Acquisition Corp., Morgan Joseph & Co. Inc. and Roger Stone*
10.3	Letter Agreements among Stone Tan China Acquisition Corp., Morgan Joseph & Co. Inc. and each of SPAC Trust and Stone 2007 Family Trust*
10.4	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and Stone Tan China Acquisition Corp.*
10.5	Form of Securities Escrow Agreement between Stone Tan China Acquisition Corp., Continental Stock Transfer & Trust Company and Richard Tan, Roger Stone and SPAC Trust**
10.6	Services Agreement with Pacific Millennium Investment Corporation*
10.7	Form of Registration Rights Agreement among Stone Tan China Acquisition Corp., Morgan Joseph & Co. Inc. and Richard Tan, Roger Stone and SPAC Trust*
10.8	Form of Warrant Purchase Agreement between Richard Tan, Roger Stone and Stone Tan China Acquisition Corp.*
10.9	Promissory Note, dated February 27, 2007, issued to SPAC Trust*
10.10	Form of Securities Purchase Agreement among Stone Tan China Acquisition Corp., Morgan Joseph & Co. Inc., SPAC Trust and Roger Stone*
31.1	Certification of the Principal Executive and Financial Officer pursuant to Rule 13(a)-14(a) of the Securities Exchange of 1934

32.1	Certificate of the Principal Executive and Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-142729 and 333-146722).

** Incorporated by reference to our Current Report on Form 8-K filed on October 25, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONE TAN CHINA ACQUISITION CORP.

March 10, 2009	By:	/s/ Richard Tan
		Name:	Richard Tan
		Title:	Chief Executive Officer (Principal Executive, Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 10, 2009	By:	/s/ Richard Tan
		Name:	Richard Tan
		Title:	Chief Executive Officer and Director (Principal Executive, Accounting and Financial Officer)

March 10, 2009	By:	/s/ Roger W. Stone
		Name:	Roger W. Stone
		Title:	Chairman of the Board of Directors

STONE TAN CHINA ACQUISITION CORP.
(a corporation in the development stage)

CONSOLIDATED FINANCIAL STATEMENTS
AND
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

STONE TAN CHINA ACQUISITION CORP.  AND SUBSIDIARY
(a corporation in the development stage)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Stone Tan China Acquisition Corp.

We have audited the accompanying consolidated balance sheets of Stone Tan China Acquisition Corp. and Subsidiary (a corporation in the development stage) (collectively referred to as the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2008 and 2007, and for the period from January 24, 2007 (inception) to December 31, 2008.  We also have audited the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Controls and Procedures.  Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007, and for the period from January 24, 2007 (inception) to December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company may face a mandatory liquidation by October 15, 2009, if a business combination is not consummated, which raises substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Gumbiner Savett Inc.

Santa Monica, California

March 3, 2009

STONE TAN CHINA ACQUISITION CORP.  AND SUBSIDIARY
(a corporation in the development stage)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$1,473,753	$1,214,280
Money market funds - held in trust	263,192,125	260,800,695
Prepaid expenses	55,815	203,186
Income tax refundable	161,732	—
Total current assets	264,883,425	262,218,161
Total assets	$264,883,425	$262,218,161

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$162,125	$109,459
Deferred underwriting fees payable	9,231,684	9,231,684
Deferred interest on funds held in trust	982,477	—
Income tax payable	—	881,000
Total current liabilities	10,376,286	10,222,143

Common stock subject to possible redemption - 9,891,089 shares at redemption value	75,308,773	75,308,773

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; authorized - 1,000,000 shares; issued - none	—	—
Common stock, $0.0001 par value; authorized - 139,000,000 shares; issued and outstanding - 41,212,875 shares, inclusive of 9,891,089 shares subject to possible redemption	4,121	4,121
Additional paid-in capital	175,140,220	175,140,220
Retained earnings	4,054,025	1,542,904
Total stockholders’ equity	179,198,366	176,687,245
Total liabilities and stockholders’ equity	$264,883,425	$262,218,161

See accompanying notes to consolidated financial statements.

STONE TAN CHINA ACQUISITION CORP.  AND SUBSIDIARY
(a corporation in the development stage)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2008	Period from January 24, 2007 (Inception) to December 31, 2007	Period from January 24, 2007 (Inception) to December 31, 2008 (Cumulative)

Revenues	$—	$—	$—
Operating expenses	904,768	205,740	1,110,508
Professional fees incurred relating to potential acquisitions	533,928	—	533,928
Total operating expenses	1,438,696	205,740	1,644,436
Operating loss	(1,438,696)	(205,740)	(1,644,436)
Interest income	6,880,294	2,642,630	9,522,924
Interest expense — stockholder	—	(12,986)	(12,986)
Income before provision for income tax	5,441,598	2,423,904	7,865,502
Provision for income tax	1,948,000	881,000	2,829,000
Income before allocation of trust account interest	3,493,598	1,542,904	5,036,502
Allocation of trust account interest relating to common stock subject to possible redemption	(982,477)	—	(982,477)
Net income available to common stockholders	$2,511,121	$1,542,904	$4,054,025

Net income per common share —
Basic	$0.06	$0.10
Diluted	$0.05	$0.09
Weighted average common shares outstanding —
Basic	41,212,875	15,630,961
Diluted	50,871,305	17,681,826

See accompanying notes to consolidated financial statements.

STONE TAN CHINA ACQUISITION CORP.  AND SUBSIDIARY
(a corporation in the development stage)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JANUARY 24, 2007 (INCEPTION) TO DECEMBER 31, 2008

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity

Balance, January 24, 2007 (inception)	—	$—	$—	$—	$—
Sale of common shares to initial stockholders at $0.003 per share	8,625,000	863	24,137	—	25,000
Sale of shares and warrants in private placement and public offering, net of offering costs of $19,534,385	32,970,300	3,297	250,424,717	—	250,428,014
Sale of unit purchase option to underwriters	—	—	100	—	100
Shares reclassified to “Common stock subject to possible redemption”	—	—	(75,308,773)	—	(75,308,773)
Shares surrendered and cancelled	(382,425)	(39)	39	—	—
Net income available to common stockholders for the period from January 24, 2007 (inception) to December 31, 2007	—	—	—	1,542,904	1,542,904
Balance, December 31, 2007	41,212,875	4,121	175,140,220	1,542,904	176,687,245
Net income available to common stockholders for the year ended December 31, 2008	—	—	—	2,511,121	2,511,121
Balance, December 31, 2008	41,212,875	$4,121	$175,140,220	$4,054,025	$179,198,366

See accompanying notes to consolidated financial statements.

STONE TAN CHINA ACQUISITION CORP.  AND SUBSIDIARY
(a corporation in the development stage)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2008	Period from January 24, 2007 (Inception) to December 31, 2007	Period from January 24, 2007 (Inception) to December 31, 2008 (Cumulative)

Cash flows from operating activities:
Net income available to common stockholders	$2,511,121	$1,542,904	$4,054,025
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in -
Prepaid expenses	147,371	(203,186)	(55,815)
Income tax refundable	(161,732)	—	(161,732)
Increase (decrease) in -
Accounts payable and accrued expenses	52,666	109,459	162,125
Income tax payable	(881,000)	881,000	—
Net cash provided by operating activities	1,668,426	2,330,177	3,998,603

Cash flows from investing activities:
Increase in trust account from interest earned on funds held in trust	(5,833,900)	(2,630,166)	(8,464,066)
Funds placed in trust account from offerings	—	(259,745,716)	(259,745,716)
Withdrawals from trust account	4,424,947	1,575,187	6,000,134
Net cash used in investing activities	(1,408,953)	(260,800,695)	(262,209,648)

Cash flows from financing activities:
Proceeds from initial sale of common stock	—	25,000	25,000
Gross proceeds from private placement	—	6,200,000	6,200,000
Gross proceeds from public offering	—	263,762,399	263,762,399
Payments of offering costs	—	(10,302,701)	(10,302,701)
Proceeds from underwriter’s purchase option	—	100	100
Proceeds from stockholder loans	—	500,000	500,000
Repayment of stockholder loans	—	(500,000)	(500,000)
Net cash provided by financing activities	—	259,684,798	259,684,798

Net increase in cash and cash equivalents	259,473	1,214,280	1,473,753
Balance at beginning of period	1,214,280	—	—
Balance at end of period	$1,473,753	$1,214,280	$1,473,753

Cash paid for:
Interest	$165	$12,821	$12,986
Income taxes	$2,990,732	$—	$2,990,732

Supplemental schedule of non-cash investing and financing activities:
Increase in accrued offering costs and placement fees, net	$—	$9,231,684	$9,231,684
Common stock subject to possible redemption	$—	$75,308,773	$75,308,773
Fair value of unit purchase option issued to underwriters	$—	$7,689,369	$7,689,369
Allocation of trust account interest relating to common stock subject to possible redemption	$982,477	$—	$982,477

See accompanying notes to consolidated financial statements.

STONE TAN CHINA ACQUISITION CORP.  AND SUBSIDIARY
(a corporation in the development stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

1. Organization and Proposed Business Operations

Stone Tan Acquisition Corp. was incorporated in Delaware on January 24, 2007 as a blank check company formed for the purpose of acquiring, through a merger, stock exchange, asset acquisition or other similar business combination, or control through contractual arrangements, an operating business having its primary operations in the People’s Republic of China.

On August 22, 2008, the Company formed a new wholly-owned subsidiary, Stone Tan China Acquisition (Hong Kong) Company Limited, organized under the laws of Hong Kong, in order to facilitate a transaction involving an operating business located in the People’s Republic of China.

At December 31, 2008, the Company had not yet commenced any business operations and is therefore considered a “corporation in the development stage.”  All activity through December 31, 2008 is related to the Company’s formation, capital raising efforts (as described below), and efforts to acquire a business. The Company is subject to the risks associated with development stage companies.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company’s Amended and Restated Certificate of Incorporation provides that if the Company is not able to complete a business combination by October 15, 2009, its corporate existence will cease, except for the process of winding up and liquidating.  The Company cannot assure its investors that it will be able to find a suitable business combination by October 15, 2009.  This condition raises substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of Stone Tan Acquisition Corp. and its wholly owned subsidiary, Stone Tan China Acquisition (Hong Kong) Company Limited (the “Company”). All intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased (including money market funds) to be cash equivalents. Such cash and equivalents, at times, may exceed federally insured limits. The Company maintains its accounts with financial institutions with high credit ratings.

STONE TAN CHINA ACQUISITION CORP.  AND SUBSIDIARY
(a corporation in the development stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2008

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

Effective January 24, 2007 (inception), the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”). FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The adoption of the provisions of FIN 48 did not have a material effect on the Company’s financial statements. As of December 31, 2008, no liability for unrecognized tax benefits was required to be recorded.

The Company files income tax returns in the U.S. federal jurisdiction and is subject to income tax examinations by federal tax authorities for the year 2007 and thereafter.  The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2008, the Company has no accrued interest or penalties related to uncertain tax positions.

Earnings Per Common Share

The Company computes earnings per common share (“EPS”) in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS No. 128”) and SEC Staff Accounting Bulletin No. 98 (“SAB 98”).  SFAS No. 128 requires companies with complex capital structures to present basic and diluted EPS.  Basic EPS is measured as the income available to common shareholders divided by the weighted average common shares outstanding for the period.  Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later.  Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

The calculation of net income per common share is summarized below. The calculation of diluted weighted average common shares outstanding for the year ended December 31, 2008, and for the period from January 24, 2007 (inception) to December 31, 2007 is based on the average of the closing price of the Company’s common stock, as quoted on the OTC Bulletin Board for the applicable period.

	Year Ended December 31,	Period from January 24, 2007 (Inception) to December 31,
	2008	2007
Basic:
Net income available to common stockholders	$2,511,121	$1,542,904
Weighted average common shares outstanding	41,212,875	15,630,961
Net income per common share — basic	$0.06	$0.10

Diluted:
Net income available to common stockholders	$2,511,121	$1,542,904
Weighted average common shares outstanding	41,212,875	15,630,961
Effect of dilutive warrants	9,658,430	2,050,865
Diluted weighted average common shares outstanding	50,871,305	17,681,826
Net income per common share — diluted	$0.05	$0.09

STONE TAN CHINA ACQUISITION CORP.  AND SUBSIDIARY
(a corporation in the development stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2008

At December 31, 2008 and 2007, potentially dilutive securities consisted of outstanding warrants and options to acquire an aggregate of 44,170,300 shares of common stock, as follows, of which options to acquire 5,000,000 shares were anti-dilutive at such dates.

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

Adoption of New Accounting Policies

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a formal framework for measuring fair value under Generally Accepted Accounting Principles (“GAAP”).  SFAS No. 157 defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for

STONE TAN CHINA ACQUISITION CORP.  AND SUBSIDIARY
(a corporation in the development stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2008

implementing fair value measurements, and increases the level of disclosure required for fair value measurements.  Although SFAS No. 157 applies to and amends the provisions of existing FASB and American Institute of Certified Public Accountants (“AICPA”) pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards.  SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for: SFAS No. 123R, share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. The Company adopted SFAS No. 157 on January 1, 2008. Additional disclosure required as a result of the Company’s implementation of SFAS No. 157 in 2008 is presented at Note 4.

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

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS No. 162 became effective on November 15, 2008.

On October 10, 2008, the FASB issued FASB Staff Position “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS No. 157-3”). FSP FAS No. 157-3 clarifies the application of SFAS No. 157, “Fair Value Measurements”, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS No. 157-3 became effective immediately, and includes prior period financial statements that have not yet been issued, and therefore the Company became subject to the provisions of FSP FAS No. 157-3 on October 10, 2008.

Except with respect to the implementation of SFAS No. 157, the adoption and/or implementation of the other aforementioned accounting pronouncements did not have any effect on the Company’s consolidated financial statement presentation or disclosures.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2008

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

In June 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-05”). EITF 07-05 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock. Warrants that a company issues that contain a strike price adjustment feature, upon the adoption of EITF 07-05, results in the instruments no longer being considered indexed to the company’s own stock. Accordingly, adoption of EITF 07-05 will change the current classification (from equity to liability) and the related accounting for such warrants outstanding at that date. EITF 07-05 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of EITF 07-05 will have on its financial statement presentation and disclosures.

STONE TAN CHINA ACQUISITION CORP.  AND SUBSIDIARY
(a corporation in the development stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2008

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Reclassification

Certain reclassifications have been made to prior year balances to conform to the presentation for the year ended December 31, 2008. Such reclassifications did not have any effect on results of operations.

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

On October 19, 2007, the closing date of the Offerings, $236,815,000 of the proceeds of the Offerings, including $8,400,000 of contingent underwriting compensation which will be paid to Morgan if a business combination is consummated, but which will be forfeited in part if the public stockholders elect to have their shares redeemed for cash and in full if a business combination is not consummated, was placed in a trust account (the “Trust Account”) at Citi Smith Barney maintained by Continental Stock Transfer & Trust Company, and invested until the earlier of (i) the consummation of the Company’s first business combination or (ii) the liquidation of the Company. However, up to $3,300,000 of the interest earned on the Trust Account is permitted to be released to the Company to fund working capital requirements as set forth in the Investment Management Trust Agreement. Therefore, unless and until a business combination is consummated, the proceeds held in the Trust Account (other than up to $3,300,000 of the interest earned and amounts necessary to pay taxes) will not be available for the Company’s use for any expenses related to the Offerings or expenses which may be incurred related to the investigation and selection of a target business and the negotiation of an agreement to acquire a target business.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2008

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

With respect to the first business combination which is approved and consummated, any Public Stockholders who vote against the business combination may demand that the Company redeem their shares for a pro rata share of the Trust Account (inclusive of a pro rata portion of the contingent underwriting compensation of $0.28 per share). Accordingly, Public Stockholders holding one share less than 30% of the aggregate number of shares sold in the offerings may seek redemption of their shares in the event of a business combination.

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

4. Money Market Funds — Held In Trust

Money market funds held in trust at December 31, 2007 consisted of an investment in Citi Institutional Liquid Reserves Class A Funds with a market value of $260,800,695 and annualized taxable yield of 4.94%.  The money market fund invested in high quality, short-term money market instruments denominated in United States dollars.

On September 29, 2008, the Company determined, in light of current market uncertainties, to authorize the transfer of the funds being held in the Trust Account into a money market fund invested solely in U.S. treasuries. The transfer of the funds was effected at par. Accordingly, as of December 31, 2008, money market funds held in

STONE TAN CHINA ACQUISITION CORP.  AND SUBSIDIARY
(a corporation in the development stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2008

trust consisted of an investment in Citi Institutional US Treasury Reserves Class A Funds with a market value of $263,192,125 and annualized taxable yield of 0.56%.

5.  Money Market Funds — Fair Value

The Company adopted SFAS No. 157 on January 1, 2008, delaying, as permitted, application for non-financial assets and non-financial liabilities.  SFAS No. 157 establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels, and requires that assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

Level 1:  quoted prices (unadjusted) in active markets for an identical asset or liability that the Company has the ability to access as of the measurement date.  Financial assets and liabilities utilizing Level 1 inputs include active-exchange traded securities and exchange-based derivatives.

Level 2:  inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data.  Financial assets and liabilities utilizing Level 2 inputs include fixed income securities, non-exchange based derivatives, mutual funds, and fair-value hedges.

Level 3:  unobservable inputs for the asset or liability are only used when there is little, if any, market activity for the asset or liability at the measurement date.  Financial assets and liabilities utilizing Level 3 inputs include infrequently-traded non-exchange-based derivatives and commingled investment funds, and are measured using present value pricing models.

In accordance with SFAS No. 157, the Company determines the level in the fair value hierarchy within which each fair value measurement falls in its entirety, based on the lowest level input that is significant to the fair value measurement in its entirety.  In determining the appropriate levels, the Company performs an analysis of the assets and liabilities that are subject to SFAS No. 157 at each reporting period end.

Money market funds are the only financial instrument that is measured and recorded at fair value on the Company’s balance sheet on a recurring basis.  The following table presents money market funds at their level within the fair value hierarchy at December 31, 2008.

	Total	Level 1	Level 2	Level 3

Money Market Funds — presented as cash and cash equivalents	$1,473,753	$1,473,753	$—	$—
Money Market Funds — Held in Trust	$263,192,125	$263,192,125	$—	$—

6. Related Party Transactions

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

STONE TAN CHINA ACQUISITION CORP.  AND SUBSIDIARY
(a corporation in the development stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2008

Management Fees and Other Costs

The Company has agreed to pay Pacific Millennium Investment Corporation (“Pacific Millennium”), an affiliate of the Company’s Chief Executive Officer, $7,500 per month for 24 months, for office space and reimbursement of general and administrative expenses pursuant to a letter agreement, commencing on the date of the Public Offering and terminating upon the date the Company consummates a business combination or liquidates. During the year ended December 31, 2008 and for the period from January 24, 2007 (inception) to December 31, 2007, the Company incurred $90,000 and $15,000 of costs, respectively, under this agreement.

From time to time, Pacific Millennium makes payments on the Company’s behalf to third parties for expenses incurred in the pursuit of a potential business combination for which it is reimbursed by the Company.  Such reimbursements amounted to $310,044 and $77,233 during the year ended December 31, 2008 and the period from January 24, 2007 (inception) to December 31, 2007, respectively.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets as of December 31, 2008 and 2007 consist of start-up and organization costs.  Start-up costs must be deferred until the Company actively commences business operations, at which time they may be written off over

STONE TAN CHINA ACQUISITION CORP.  AND SUBSIDIARY
(a corporation in the development stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2008

a 180-month period.  Organization costs must be deferred and written off over a 180-month period starting with the date that the Company is formed.  Because of the uncertainty associated with the realization of the Company’s deferred tax assets, a 100% valuation allowance has been recorded.

The tax effect of temporary differences that give rise to the deferred tax assets at December 31, 2008 and 2007 are as follows:

	December 31,
	2008	2007
Start-up and organization costs	$109,000	$50,000
Less valuation allowance	(109,000)	(50,000)
Net deferred tax assets	$—	$—

The reconciliation between the income tax rate computed by applying the U.S. federal statutory rate and the effective rate for the year ended December 31, 2008 and the period from January 24, 2007 (inception) to December 31, 2007 is as follows:

	Year Ended December 31,	Period from January 24, 2007 (Inception) to December 31,
	2008	2007
U.S. federal statutory rate	34.0%	34.0%
Non-deductible expenses	0.3%	0.3%
Change in valuation allowance	1.5%	2.0%
Effective tax rate	35.8%	36.3%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2008

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

The unit purchase option and its underlying securities have been registered in the registration statement for the Public Offering; however, the option also grants holders demand and “piggy back” registration rights for periods of five and seven years, respectively, from the date of the Public Offering. These rights apply to all of the securities directly and indirectly issuable upon exercise of the unit purchase option. The Company will bear all fees and expenses attendant to registering the securities issuable on exercise of the unit purchase option, other than underwriting commissions incurred and payable by the holders.

STONE TAN CHINA ACQUISITION CORP.  AND SUBSIDIARY
(a corporation in the development stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2008

12.  Quarterly Results of Operations (Unaudited)

The following table sets forth unaudited quarterly results of operations for the period for the year ended December 31, 2008 and for the period from January 24, 2007 (inception) to December 31, 2007. This unaudited quarterly information has been derived from the Company’s unaudited financial statements and, in the Company’s opinion, includes all adjustments, including normal recurring adjustments, necessary for a fair presentation of the information for the periods covered. The operating results for any quarter are not necessarily indicative of the operating results for any future period.

Year ended to December 31, 2008:

	Three Months Ended				Year Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008	December 31, 2008
Revenue	$—	$—	$—	$—	$—
Operating expenses	211,261	281,182	187,947	224,378	904,768
Professional fees incurred relating to potential acquisitions	—	39,606	494,322	—	533,928
Total operating expenses	211,261	320,788	682,269	224,378	1,438,696
Operating loss	(211,261)	(320,788)	(682,269)	(224,378)	(1,438,696)
Interest income	2,670,774	1,924,507	1,751,594	533,419	6,880,294
Interest expense - stockholder	—	—	—	—	—
Income before provision for income tax	2,459,513	1,603,719	1,069,325	309,041	5,441,598
Provision for income tax (benefit)	896,000	553,000	550,000	(51,000)	1,948,000
Income before allocation of trust account interest	1,563,513	1,050,719	519,325	360,041	3,493,598
Allocation of trust account interest relating to common stock subject to possible redemption	(48,668)	(407,705)	(354,024)	(172,080)	(982,477)
Net income available to common stockholders	$1,514,845	$643,014	$165,301	$187,961	$2,511,121

Net income per common share -
Basic	$0.04	$0.02	$0.00	$0.00	$0.06
Diluted	$0.03	$0.01	$0.00	$0.00	$0.05

Weighted average common shares outstanding -
Basic	41,212,875	41,212,875	41,212,875	41,212,875	41,212,875
Diluted	50,930,274	51,104,642	51,309,403	50,252,175	50,871,305

STONE TAN CHINA ACQUISITION CORP.  AND SUBSIDIARY
(a corporation in the development stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2008

Period from January 24, 2007 (inception) to December 31, 2007:

	Period from January 24, 2007 (inception) to	Three Months Ended			Period from January 24, 2007 (inception) to
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007	December 31, 2007
Revenue	$—	$—	$—	$—	$—
Operating expenses	15,019	—	—	190,721	205,740
Professional fees incurred relating to potential acquisitions	—	—	—	—	—
Total operating expenses	15,019	—	—	190,721	205,740
Operating loss	(15,019)	—	—	(190,721)	(205,740)
Interest income	1,821	3,905	1,468	2,635,436	2,642,630
Interest expense - stockholder	(1,918)	(4,986)	(5,041)	(1,041)	(12,986)
Income (loss) before provision for income tax	(15,116)	(1,081)	(3,573)	2,443,674	2,423,904
Provision for income tax	—	—	—	881,000	881,000
Income (loss) before allocation of trust account interest	(15,116)	(1,081)	(3,573)	1,562,674	1,542,904
Allocation of trust account interest relating to common stock subject to possible redemption	—	—	—	—	—
Net income (loss) available to common stockholders	$(15,116)	$(1,081)	$(3,573)	$1,562,674	$1,542,904

Net income (loss) per common share -
Basic	$(0.00)	$(0.00)	$(0.00)	$0.05	$0.10
Diluted	$(0.00)	$(0.00)	$(0.00)	$0.04	$0.09

Weighted average common shares outstanding -
Basic	8,625,000	8,625,000	8,625,000	34,668,898	15,630,961
Diluted	8,625,000	8,625,000	8,625,000	42,292,767	17,681,826