Form 10-Q
period 2009-03-31
STONE TAN CHINA ACQUISITION CORP.
filed 2009-05-07
CIK 1390332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009.

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

852-27355493

(Registrant’s Telephone Number, Including Area Code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

There were 41,212,875 shares of the registrant’s common stock issued and outstanding as of May 5, 2009.

Stone Tan China Acquisition Corp.
Index to Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS (UNAUDITED)

STONE TAN CHINA ACQUISITION CORP.  AND SUBSIDIARY
(a corporation in the development stage)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,097,350	$1,473,753
Money market funds - held in trust	263,345,154	263,192,125
Prepaid expenses	21,294	55,815
Income tax refundable	211,732	161,732
Total current assets	264,675,530	264,883,425
Total assets	$264,675,530	$264,883,425

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$97,522	$162,125
Deferred underwriting fees payable	9,231,684	9,231,684
Deferred interest on funds held in trust	1,002,508	982,477
Total current liabilities	10,331,714	10,376,286

Common stock subject to possible redemption - 9,891,089 shares at redemption value	75,308,773	75,308,773

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; authorized - 1,000,000 shares; issued - none	—	—
Common stock, $0.0001 par value; authorized - 139,000,000 shares; issued and outstanding - 41,212,875 shares, inclusive of 9,891,089 shares subject to possible redemption	4,121	4,121
Additional paid-in capital	175,140,220	175,140,220
Retained earnings	3,890,702	4,054,025
Total stockholders’ equity	179,035,043	179,198,366
Total liabilities and stockholders’ equity	$264,675,530	$264,883,425

See accompanying notes to condensed consolidated financial statements.

STONE TAN CHINA ACQUISITION CORP.  AND SUBSIDIARY
(a corporation in the development stage)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

			Period from
			January 24,
			2007
			(Inception) to
	Three Months Ended		March 31,
	March 31,		2009
	2009	2008	(Cumulative)
Revenues	$—	$—	$—
Operating expenses	349,073	211,261	1,459,581
Professional fees incurred relating to potential acquisitions abandoned	—	—	533,928
Total operating expenses	349,073	211,261	1,993,509
Operating loss	(349,073)	(211,261)	(1,993,509)
Interest income	155,781	2,670,774	9,678,705
Interest expense — stockholder	—	—	(12,986)
Income (loss) before provision for income tax	(193,292)	2,459,513	7,672,210
Provision (benefit) for income tax, current	(50,000)	896,000	2,779,000
Income (loss) before allocation of trust account interest	(143,292)	1,563,513	4,893,210
Allocation of trust account interest relating to common stock subject to possible redemption	(20,031)	(48,668)	(1,002,508)
Net income (loss) available to common stockholders	$(163,323)	$1,514,845	$3,890,702

Net income (loss) per common share —
Basic	$(0.00)	$0.04
Diluted	$(0.00)	$0.03
Weighted average common shares outstanding —
Basic	41,212,875	41,212,875
Diluted	41,212,875	50,830,822

See accompanying notes to condensed consolidated financial statements.

STONE TAN CHINA ACQUISITION CORP.  AND SUBSIDIARY
(a corporation in the development stage)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JANUARY 24, 2007 (INCEPTION) TO MARCH 31, 2009

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity

Balance, January 24, 2007 (inception)	—	$—	$—	$—	$—
Sale of common shares to initial stockholders at $0.003 per share	8,625,000	863	24,137	—	25,000
Sale of shares and warrants in private placement and public offering, net of offering costs of $19,534,385	32,970,300	3,297	250,424,717	—	250,428,014
Sale of unit purchase option to underwriters	—	—	100	—	100
Shares reclassified to “Common stock subject to possible redemption”	—	—	(75,308,773)	—	(75,308,773)
Shares surrendered and cancelled	(382,425)	(39)	39	—	—
Net income available to common stockholders for the period from January 24, 2007 (inception) to December 31, 2007	—	—	—	1,542,904	1,542,904
Balance, December 31, 2007	41,212,875	4,121	175,140,220	1,542,904	176,687,245
Net income available to common stockholders for the year ended December 31, 2008	—	—	—	2,511,121	2,511,121
Balance, December 31, 2008	41,212,875	4,121	175,140,220	4,054,025	179,198,366
Net loss available to common stockholders for the three months ended March 31, 2009 (unaudited)	—	—	—	(163,323)	(163,323)
Balance, March 31, 2009 (unaudited)	41,212,875	$4,121	$175,140,220	$3,890,702	$179,035,043

See accompanying notes to condensed consolidated financial statements.

STONE TAN CHINA ACQUISITION CORP.  AND SUBSIDIARY
(a corporation in the development stage)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

			Period from
			January 24,
			2007
			(Inception) to
	Three Months Ended		March 31,
	March 31,		2009
	2009	2008	(Cumulative)
Cash flows from operating activities:
Net income (loss) available to common stockholders	$(163,323)	$1,514,845	$3,890,702
Adjustments to reconcile net income (loss) available to common stockholders to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in -
Prepaid expenses	34,521	38,602	(21,294)
Income tax refundable	(50,000)	—	(211,732)
Increase (decrease) in -
Accounts payable and accrued expenses	(64,603)	(37,019)	97,522
Income tax payable	—	(4,000)	—
Net cash provided by (used in) operating activities	(243,405)	1,512,428	3,755,198

Cash flows from investing activities:
Increase in trust account from interest earned on funds held in trust	(132,998)	(2,596,456)	(8,597,064)
Funds placed in trust account from offerings	—	—	(259,745,716)
Withdrawals from trust account	—	2,885,822	6,000,134
Net cash provided by (used in) investing activities	(132,998)	289,366	(262,342,646)

Cash flows from financing activities:
Proceeds from initial sale of common stock	—	—	25,000
Gross proceeds from private placement	—	—	6,200,000
Gross proceeds from public offering	—	—	263,762,399
Payments of offering costs	—	—	(10,302,701)
Proceeds from underwriter’s purchase option	—	—	100
Proceeds from stockholder loans	—	—	500,000
Repayment of stockholder loans	—	—	(500,000)
Net cash provided by financing activities	—	—	259,684,798
		—
Net increase (decrease) in cash and cash equivalents	(376,403)	1,801,794	1,097,350
Balance at beginning of period	1,473,753	1,214,280	—
Balance at end of period	$1,097,350	$3,016,074	$1,097,350
		—
Cash paid for:		—
Interest	$—	$165	$12,986
Income taxes	$—	$900,000	$2,990,732

Supplemental schedule of non-cash investing and financing activities:
Increase in accrued offering costs and placement fees, net	$—	$—	$9,231,684
Common stock subject to possible redemption	$—	$—	$75,308,773
Fair value of unit purchase option issued to underwriters	$—	$—	$7,689,369
Allocation of trust account interest relating to common stock subject to possible redemption	$20,031	$48,668	$1,002,508

See accompanying notes to condensed consolidated financial statements.

STONE TAN CHINA ACQUISITION CORP.  AND SUBSIDIARY
(a corporation in the development stage)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three Months Ended March 31, 2009 and 2008, and

Period from January 24, 2007 (Inception) to March 31, 2009 (Cumulative)

1. Basis of Presentation

The condensed consolidated financial statements of Stone Tan China Acquisition Corp., including  its wholly-owned subsidiary, Stone Tan China Acquisition (Hong Kong) Company Limited (the “Company”), at March 31, 2009, for the three months ended March 31, 2009 and 2008, and for the period from January 24, 2007 (inception) to March 31, 2009 (cumulative), are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) have been made that are necessary to present fairly the financial position of the Company as of March 31, 2009, the results of its operations for the three months ended March 31, 2009 and 2008, and for the period from January 24, 2007 (inception) to March 31, 2009 (cumulative), and its cash flows for the three months ended March 31, 2009 and 2008, and for the period from January 24, 2007 (inception) to March 31, 2009 (cumulative). Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The condensed balance sheet at December 31, 2008 has been derived from the audited financial statements.

These condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and other information included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with Securities and Exchange Commission.

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

At March 31, 2009, the Company had not yet commenced any business operations and is therefore considered a “corporation in the development stage.”  All activity through March 31, 2009 is related to the Company’s formation, capital raising efforts (as described below), and efforts to acquire a business. The Company is subject to the risks associated with development stage companies.

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

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company’s Amended and Restated Certificate of Incorporation provides that if the Company is not able to complete a business combination by October 15, 2009, its corporate existence will cease, except for the process of winding up and liquidating.  The Company cannot assure its investors that it will be able to find a suitable business combination by October 15,

2009.  This condition raises substantial doubt about the Company’s ability to continue as a going concern.  The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements include the financial statements of Stone Tan Acquisition Corp. and its wholly-owned subsidiary, Stone Tan China Acquisition (Hong Kong) Company Limited. All intercompany balances and transactions have been eliminated in consolidation.

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

The Company has adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”). FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The adoption of the provisions of FIN 48 did not have a material effect on the Company’s consolidated financial statements. As of March 31, 2009, no liability for unrecognized tax benefits was required to be recorded.

The Company files income tax returns in the U.S. federal jurisdiction and is subject to income tax examinations by federal tax authorities for the year 2007 and thereafter.  The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of March 31, 2009, the Company has no accrued interest or penalties related to uncertain tax positions.

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

The calculation of net income (loss) per common share is summarized below. The calculation of diluted weighted average common shares outstanding for the three months ended March 31, 2009 and 2008 is based on the average of the closing price of the Company’s common stock, as quoted on the OTC Bulletin Board for the applicable period.

	Three Months Ended March 31,
	2009	2008
Basic:
Net income (loss) available to common stockholders	$(163,323)	$1,514,845
Weighted average common shares outstanding	41,212,875	41,212,875
Net income (loss) per common share — basic	$(0.00)	$0.04

Diluted:
Net income (loss) available to common stockholders	$(163,323)	$1,514,845
Weighted average common shares outstanding	41,212,875	41,212,875
Effect of dilutive warrants	—	9,617,947
Diluted weighted average common shares outstanding	41,212,875	50,830,822
Net income (loss) per common share — diluted	$(0.00)	$0.03

At March 31, 2009 and 2008, potentially dilutive securities consisted of outstanding warrants and options to acquire an aggregate of 44,170,300 shares of common stock, all of which were anti-dilutive at March 31, 2009, and 5,000,000 of which were anti-dilutive at March 31, 2008.

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

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, money market funds - held in trust, prepaid expenses, income tax refundable, accounts payable and accrued expenses, and deferred underwriting fees payable approximate their respective fair values, due to the short-term nature of these items.

Share-Based Payments

The Company accounts for share-based payments pursuant to Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R requires all share-based payments, including grants of employee stock options to employees, to be recognized in the financial statements based on their fair values. The Company adopted SFAS No. 123R on January 24, 2007 (inception). The Company expects that SFAS No. 123R could have a material impact on the Company’s consolidated financial statements to the extent that the Company grants stock-based compensation in future periods.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a framework for measuring fair value in accordance with generally accepted accounting principles, clarifies the definition of fair value within that framework and expands disclosures about fair value measurements. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, except for the measurement of share-based payments. The Company adopted SFAS No. 157 on January 1, 2008.  However, since the issuance of SFAS No. 157, the FASB has issued several FASB Staff Positions (FSPs) to clarify the application of SFAS No. 157.  In February 2008, the FASB released FSP No. 157-2, “Effective Date of FASB Statement No. 157”, which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”, which clarifies the application of SFAS No. 157 in a market that is not active and provides guidance in key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  FSPs apply to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS No. 157.  In April 2009, the FASB issued FSP No. 157-4, “Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, which provides additional guidance for estimating fair value in accordance with SFAS No. 157, when the volume and level of activity for the asset or liability have significantly decreased.  FSP No. 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly.  FSP No. 157-4 is effective for interim and periods ending after June 15, 2009, and shall be applied prospectively.  Additional disclosures required as a result of the Company’s implementation of SFAS No. 157 are presented at Note 6.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the Company’s choice to use fair value on its earnings. SFAS No. 159 also requires companies to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157 and SFAS No. 107.  The Company adopted SFAS No. 159 on January 1, 2008. The adoption of SFAS No. 159 did not have any impact on the Company’s consolidated financial statement presentation or disclosures.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which requires an acquirer to recognize in its financial statements as of the acquisition date (i) the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, measured at their fair values on the acquisition date, and (ii) goodwill as the excess of the consideration transferred plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. Acquisition-related costs, which are the costs an acquirer incurs to effect a business combination, will be accounted for as expenses in the periods in which the costs are incurred and the services are received, except that costs to issue debt or equity securities will be recognized in accordance with other applicable GAAP. SFAS No. 141(R) makes significant amendments to other Statement of Financial Accounting Standards and other authoritative guidance to provide additional guidance or to conform the guidance in that literature to that provided in SFAS No. 141(R). SFAS No. 141(R) also provides guidance as to what information is to be disclosed to enable users of financial statements to evaluate the nature and financial effects of a business combination. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. The Company adopted SFAS No. 141(R) on January 1, 2009.  The adoption of SFAS No. 141(R) will affect how the Company accounts for a business combination in 2009 and beyond.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”), which requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled and presented in the consolidated financial statements.  SFAS No. 160 also requires that once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value.  Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 amends FASB No. 128 to provide that the calculation of earnings per share amounts in the consolidated financial statements will continue to be based on the amounts attributable to the parent. SFAS No. 160 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests.  All other requirements are applied prospectively.  The Company adopted SFAS No. 160 on January 1, 2009.  The adoption of SFAS No. 160 did not have any impact on the Company’s consolidated financial statement presentation or disclosures.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS No. 161”).  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). The objective of SFAS No. 161 is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  SFAS No. 161 applies to all derivative financial instruments, including bifurcated derivative instruments (and nonderivative instruments that are designed and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS No. 133) and related hedged items accounted for under SFAS No. 133 and its related interpretations.  SFAS No. 161 also amends certain provisions of SFAS No. 133. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  The Company adopted SFAS No. 161 on January 1, 2009.  The adoption of SFAS No. 161 did not have any impact on the Company’s consolidated financial statement presentation or disclosures.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS No. 162 became effective on November 15, 2008. The adoption of SFAS No. 162 did not have any impact on the Company’s consolidated financial statement presentation or disclosures.

In June 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-05”). EITF 07-05 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock. Warrants that a company issues that contain a strike price adjustment feature, upon the adoption of EITF 07-05, results in the instruments no longer being considered indexed to the company’s own stock. Accordingly, adoption of EITF 07-05 will change the current classification (from equity to liability) and the related accounting for such warrants outstanding at that date. EITF 07-05 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company adopted EITF 07-05 on January 1, 2009.  The adoption of EITF 07-05 did not have any impact on the Company’s consolidated financial statement presentation or disclosures.

In April 2009, the FASB issued FSP 107-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”), which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  FSP 107-1 also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company is currently evaluating the potential impact of FSP 107-1 on its consolidated financial statement presentation and disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting standards or pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

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

5. Money Market Funds — Held In Trust

Money market funds held in trust at March 31, 2009 and December 31, 2008 consist of an investment in Citi Institutional US Treasury Reserves Class A Funds with a market value of $263,345,154 and $263,192,125, respectively, and annualized taxable yields of 0.21% and 0.56%, respectively.  The money market fund invests solely in U.S. treasuries.

6.  Money Market Funds — Fair Value

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

Money market funds are the only financial instrument that is measured and recorded at fair value on the Company’s balance sheet on a recurring basis.  The following tables present money market funds at their level within the fair value hierarchy at December 31, 2008 and March 31, 2009, respectively.

	Total	Level 1	Level 2	Level 3

December 31, 2008:
Money Market Funds — presented as cash and cash equivalents	$1,473,753	$1,473,753	$—	$—
Money Market Funds — Held in Trust	$263,192,125	$263,192,125	$—	$—

	Total	Level 1	Level 2	Level 3

March 31, 2009:
Money Market Funds — presented as cash and cash equivalents	$1,097,350	$1,097,350	$—	$—
Money Market Funds — Held in Trust	$263,345,154	$263,345,154	$—	$—

7. Related Party Transactions

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

Management Fees and Other Costs

The Company has agreed to pay Pacific Millennium Investment Corporation (“Pacific Millennium”), an affiliate of the Company’s Chief Executive Officer, $7,500 per month for 24 months, for office space and reimbursement of general and administrative expenses pursuant to a letter agreement, commencing on the date of the Public Offering and terminating upon the date the Company consummates a business combination or liquidates. During the three months ended March 31, 2009 and 2008, and for the period from January 24, 2007 (inception) to March 31, 2009, the Company incurred $22,500, $22,500 and $127,500 of costs, respectively, under this agreement.

From time to time, Pacific Millennium makes payments on the Company’s behalf to third parties for expenses incurred in the pursuit of a potential business combination for which it is reimbursed by the Company.  Such reimbursements amounted to $45,352, $26,438 and $432,749 during the three months ended March 31, 2009 and 2008, and the period from January 24, 2007 (inception) to March 31, 2009, respectively.  Pacific Millennium does not receive any benefit from these transactions.

8. Common Stock

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

9. Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value $0.0001 per share, with such designations, voting and other rights and preferences, as may be determined from time to time by the Company’s board of directors.

10. Income Taxes

The provision for income tax for the three months ended March 31, 2008 consists of U.S. federal income tax currently payable. The Company had a tax benefit for the three months ended March 31, 2009.  The Company has its executive office in Hong Kong and accordingly is not subject to state income tax.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets as of March 31, 2009 and December 31, 2008 consist of start-up and organization costs.  Start-up costs must be deferred until the Company actively commences business operations, at which time they may be written off over a 180-month period.  Organization costs must be deferred and written off over a 180-month period starting with the date that the Company is formed.  Because of the uncertainty associated with the realization of the Company’s deferred tax assets, a 100% valuation allowance has been recorded.

11. Commitments and Contingencies

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

12. Registration Rights

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this report.

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

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern.  Our amended and restated certificate of incorporation provides that if we are not able to complete a business combination by October 15, 2009, our corporate existence will cease, except for the process of winding up and liquidating.  We cannot assure our investors that we will be able to find a suitable business combination by October 15, 2009.  Our independent registered public accounting firm, in their report on our 2008 consolidated financial statements, have raised substantial doubt about our ability to continue as a going concern.  The condensed consolidated financial statements as of and for the three months ended March 31, 2009 do not include any adjustments that might result from the outcome of this uncertainty.

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

Effective January 24, 2007 (inception), we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” which provides criteria for the recognition, management, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a framework for measuring fair value in accordance with generally accepted accounting principles, clarifies the definition of fair value within that framework and expands disclosures about fair value measurements. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, except for the measurement of share-based payments. The Company adopted SFAS No. 157 on January 1, 2008.  However, since the issuance of SFAS No. 157, the FASB has issued several FASB Staff Positions (FSPs) to clarify the application of SFAS No. 157.  In February 2008, the FASB released FSP No. 157-2, “Effective Date of FASB Statement No. 157”, which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”, which clarifies the application of SFAS No. 157 in a market that is not active and provides guidance in key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  FSPs apply to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS No. 157.  In April 2009, the FASB issued FSP No. 157-4, “Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, which provides additional guidance for estimating fair value in accordance with SFAS No. 157, when the volume and level of activity for the asset or liability have significantly decreased.  FSP No. 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly.  FSP No. 157-4 is effective for interim and periods ending after June 15, 2009, and shall be applied prospectively.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the Company’s choice to use fair value on its earnings. SFAS No. 159 also requires companies to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157 and SFAS No. 107.  The Company adopted SFAS No. 159 on January 1, 2008. The adoption of SFAS No. 159 did not have any impact on the Company’s consolidated financial statement presentation or disclosures.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which requires an acquirer to recognize in its financial statements as of the acquisition date (i) the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, measured at their fair values on the acquisition date, and (ii) goodwill as the excess of the consideration transferred plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. Acquisition-related costs, which are the costs an acquirer incurs to effect a business combination, will be accounted for as expenses in the periods in which the costs are incurred and the services are received, except that costs to issue debt or equity securities will be recognized in accordance with other applicable GAAP. SFAS No. 141(R) makes significant amendments to other Statement of Financial Accounting Standards and other authoritative guidance to provide additional guidance or to conform the guidance in that literature to that provided in SFAS No. 141(R). SFAS No. 141(R) also provides guidance as to what information is to be disclosed to enable users of financial statements to evaluate the nature and financial effects of a business combination. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. The Company adopted SFAS No. 141(R) on January 1, 2009.  The adoption of SFAS No. 141(R) will affect how the Company accounts for a business combination in 2009 and beyond.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”), which requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled and presented in the consolidated financial statements.  SFAS No. 160 also requires that once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value.  Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 amends FASB No. 128 to provide that the calculation of earnings per share amounts in the consolidated financial statements will continue to be based on the amounts attributable to the parent. SFAS No. 160 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests.  All other requirements are applied prospectively.  The Company adopted SFAS No. 160 on January 1, 2009.  The adoption of SFAS No. 160 did not have any impact on the Company’s consolidated financial statement presentation or disclosures.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS No. 161”).  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). The objective of SFAS No. 161 is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  SFAS No. 161 applies to all derivative financial instruments, including bifurcated derivative instruments (and nonderivative instruments that are designed and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS No. 133) and related hedged items accounted for under SFAS No. 133 and its related interpretations.  SFAS No. 161 also amends certain provisions of SFAS No. 133. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  The Company adopted SFAS No. 161 on January 1, 2009.  The adoption of SFAS No. 161 did not have any impact on the Company’s consolidated financial statement presentation or disclosures.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS No. 162 became effective on November 15, 2008. The adoption of SFAS No. 162 did not have any impact on the Company’s consolidated financial statement presentation or disclosures.

In June 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-05”). EITF 07-05 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock. Warrants that a company issues that contain a strike price adjustment feature, upon the adoption of EITF 07-05, results in the instruments no longer being considered indexed to the company’s own stock. Accordingly, adoption of EITF 07-05 will change the current classification (from equity to liability) and the related accounting for such warrants outstanding at that date. EITF 07-05 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company adopted EITF 07-05 on January 1, 2009.  The adoption of EITF 07-05 did not have any impact on the Company’s consolidated financial statement presentation or disclosures.

In April 2009, the FASB issued FSP 107-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”), which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  FSP 107-1 also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company is currently evaluating the potential impact of FSP 107-1 on its consolidated financial statement presentation and disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting standards or pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

Results of Operations -Three Months Ended March 31, 2009 and 2008

For the three months ended March 31, 2009, we had a net loss of approximately $163,300, comprised of interest income of approximately $155,800, less operating expenses of approximately $349,100, interest allocable to common shares subject to possible redemption of approximately $20,000, and an income tax benefit of $50,000. Operating expenses consisted of approximately $200,500 for professional fees, $19,400 for travel expenses, $33,100 for insurance, $54,800 for other operating costs, and $41,300 for capital based taxes.

For the three months ended March 31, 2008, we had net income available to common stockholders of approximately $1,514,800, comprised of interest income of approximately $2,670,800, less operating expenses of approximately $211,300, income tax expense of approximately $896,000, and interest allocable to common shares subject to possible redemption of approximately $48,700. Operating expenses consisted of approximately $86,900 for professional fees, $13,100 for travel expenses, $33,100 for insurance, $40,900 for other operating costs, and $37,300 for capital based taxes.

Commencing on October 15, 2007 and ending upon the acquisition of a target business, we began incurring a fee of $7,500 per month for office space and certain other additional services from Pacific Millennium, an affiliate of Mr. Tan, our Chief Executive Officer.  During each of the three months ended March 31, 2009 and 2008, we incurred $22,500 of costs under this agreement.

From time to time Pacific Millennium makes payments on our behalf to third parties for expenses incurred by us in the pursuit of a potential business combination for which we reimburse Pacific Millennium.  Such reimbursements amounted to $45,352 and $26,438 during the three months ended March 31, 2009 and 2008, respectively.  Pacific Millennium does not receive any benefit from these transactions.

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

As of March 31, 2009, we had $1,097,350 available to us outside of the trust account to fund our working capital requirements and are entitled to withdraw up to an additional $256,634 of the interest earned on the trust account, net of taxes, to fund our business. However, we may not have sufficient funds available to complete a business combination. In such event, we would need to borrow funds from our insiders or others or seek favorable payment terms with our professionals and we may not be successful in these efforts.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures

As of March 31, 2009, our chief executive and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), and has concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our chief executive and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors the Company is exposed to from those risk factors which were previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with Securities and Exchange Commission.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

We did not engage in the sale of any unregistered securities during the three months ended March 31, 2009.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONE TAN CHINA ACQUISITION CORP.

May 7, 2009	By:	/s/ Richard Tan

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