Form 10-Q
period 2009-06-30
STONE TAN CHINA ACQUISITION CORP.
filed 2009-08-10
CIK 1390332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009.

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

There were 41,212,875 shares of the registrant’s common stock issued and outstanding as of August 7, 2009.

Stone Tan China Acquisition Corp.
Index to Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

STONE TAN CHINA ACQUISITION CORP.  AND SUBSIDIARY
(a corporation in the development stage)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$989,641	$1,473,753
Money market funds - held in trust	263,139,930	263,192,125
Prepaid expenses	47,672	55,815
Income tax refundable	73,535	161,732
Total current assets	264,250,778	264,883,425
Total assets	$264,250,778	$264,883,425

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$108,171	$162,125
Deferred underwriting fees payable	9,231,684	9,231,684
Deferred interest on funds held in trust	1,026,081	982,477
Total current liabilities	10,365,936	10,376,286

Common stock subject to possible redemption - 9,891,089 shares at redemption value	75,308,773	75,308,773

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; authorized - 1,000,000 shares; issued - none	—	—
Common stock, $0.0001 par value; authorized - 139,000,000 shares; issued and outstanding - 41,212,875 shares, inclusive of 9,891,089 shares subject to possible redemption	4,121	4,121
Additional paid-in capital	175,140,220	175,140,220
Retained earnings	3,431,728	4,054,025
Total stockholders’ equity	178,576,069	179,198,366
Total liabilities and stockholders’ equity	$264,250,778	$264,883,425

See accompanying notes to condensed consolidated financial statements.

STONE TAN CHINA ACQUISITION CORP. AND SUBSIDIARY

(a corporation in the development stage)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,		Period from January 24, 2007 (Inception) to June 30, 2009
	2009	2008	2009	2008	(Cumulative)

Revenues	$—	$—	$—	$—	$—
Operating expenses	271,078	320,788	576,073	532,050	1,686,581
Professional fees incurred relating to potential acquisitions	312,997	—	357,075	—	891,003
Total operating expenses	584,075	320,788	933,148	532,050	2,577,584
Operating loss	(584,075)	(320,788)	(933,148)	(532,050)	(2,577,584)
Interest income	103,674	1,924,507	259,455	4,595,282	9,782,379
Interest expense – stockholder	—	—	—	—	(12,986)
Income (loss) before provision (benefit) for income tax	(480,401)	1,603,719	(673,693)	4,063,232	7,191,809
Provision (benefit) for income tax	(45,000)	553,000	(95,000)	1,449,000	2,734,000
Income (loss) before allocation of trust account interest	(435,401)	1,050,719	(578,693)	2,614,232	4,457,809
Allocation of trust account interest relating to common stock subject to possible redemption	(23,573)	(407,705)	(43,604)	(456,373)	(1,026,081)
Net income (loss) available to common stockholders	$(458,974)	$643,014	$(622,297)	$2,157,859	$3,431,728

Net income (loss) per common share —
Basic	$(0.01)	$0.02	$(0.02)	$0.05
Diluted	$(0.01)	$0.01	$(0.02)	$0.04
Weighted average common shares outstanding —
Basic	41,212,875	41,212,875	41,212,875	41,212,875
Diluted	41,212,875	50,992,090	41,212,875	50,911,677

See accompanying notes to condensed consolidated financial statements.

STONE TAN CHINA ACQUISITION CORP.  AND SUBSIDIARY
(a corporation in the development stage)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JANUARY 24, 2007 (INCEPTION) TO JUNE 30, 2009

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity

Balance, January 24, 2007 (inception)	—	$—	$—	$—	$—
Sale of common shares to initial stockholders at $0.003 per share	8,625,000	863	24,137	—	25,000
Sale of shares and warrants in private placement and public offering, net of offering costs of $19,534,385	32,970,300	3,297	250,424,717	—	250,428,014
Sale of unit purchase option to underwriters	—	—	100	—	100
Shares reclassified to “Common stock subject to possible redemption”	—	—	(75,308,773)	—	(75,308,773)
Shares surrendered and cancelled	(382,425)	(39)	39	—	—
Net income available to common stockholders for the period from January 24, 2007 (inception) to December 31, 2007	—	—	—	1,542,904	1,542,904
Balance, December 31, 2007	41,212,875	4,121	175,140,220	1,542,904	176,687,245
Net income available to common stockholders for the year ended December 31, 2008	—	—	—	2,511,121	2,511,121
Balance, December 31, 2008	41,212,875	4,121	175,140,220	4,054,025	179,198,366
Net loss available to common stockholders for the six months ended June 30, 2009 (unaudited)	—	—	—	(622,297)	(622,297)
Balance, June 30, 2009 (unaudited)	41,212,875	$4,121	$175,140,220	$3,431,728	$178,576,069

See accompanying notes to condensed consolidated financial statements.

STONE TAN CHINA ACQUISITION CORP.  AND SUBSIDIARY
(a corporation in the development stage)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,		Period from January 24, 2007 (Inception) to June 30, 2009
	2009	2008	(Cumulative)

Cash flows from operating activities:
Net income (loss) available to common stockholders	$(622,297)	$2,157,859	$3,431,728
Adjustments to reconcile net income (loss) available to common stockholders to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in -
Prepaid expenses	8,143	77,610	(47,672)
Income tax refundable	88,197	(319,732)	(73,535)
Increase (decrease) in -
Accounts payable and accrued expenses	(53,954)	(13,120)	108,171
Income tax payable	—	(881,000)	—
Net cash provided by (used in) operating activities	(579,911)	1,021,617	3,418,692

Cash flows from investing activities:
Increase in trust account from interest earned on funds held in trust	(210,833)	(4,092,346)	(8,674,899)
Funds placed in trust account from offerings	—	—	(259,745,716)
Withdrawals from trust account	306,632	4,424,947	6,306,766
Net cash provided by (used in) investing activities	95,799	332,601	(262,113,849)

Cash flows from financing activities:
Proceeds from initial sale of common stock	—	—	25,000
Gross proceeds from private placement	—	—	6,200,000
Gross proceeds from public offering	—	—	263,762,399
Payments of offering costs	—	—	(10,302,701)
Proceeds from underwriter’s purchase option	—	—	100
Proceeds from stockholder loans	—	—	500,000
Repayment of stockholder loans	—	—	(500,000)
Net cash provided by financing activities	—	—	259,684,798

Net increase (decrease) in cash and cash equivalents	(484,112)	1,354,218	989,641
Balance at beginning of period	1,473,753	1,214,280	—
Balance at end of period	$989,641	$2,568,498	$989,641

Cash paid for:
Interest	$—	$165	$12,986
Income taxes	$—	$2,649,732	$2,990,732

Supplemental schedule of non-cash investing and financing activities:
Increase in accrued offering costs and placement fees, net	$—	$—	$9,231,684
Common stock subject to possible redemption	$—	$—	$75,308,773
Allocation of trust account interest relating to common stock subject to possible redemption	$43,604	$456,373	$1,026,081

See accompanying notes to condensed consolidated financial statements.

STONE TAN CHINA ACQUISITION CORP.  AND SUBSIDIARY
(a corporation in the development stage)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three Months and Six Months Ended June 30, 2009 and 2008, and

Period from January 24, 2007 (Inception) to June 30, 2009 (Cumulative)

1. Basis of Presentation

The condensed consolidated financial statements of Stone Tan China Acquisition Corp., including  its wholly-owned subsidiary, Stone Tan China Acquisition (Hong Kong) Company Limited (the “Company”), at June 30, 2009, for the three months and six months ended June 30, 2009 and 2008, and for the period from January 24, 2007 (inception) to June 30, 2009 (cumulative), are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) have been made that are necessary to present fairly the financial position of the Company as of June 30, 2009, the results of its operations for the three months and six months ended June 30, 2009 and 2008, and for the period from January 24, 2007 (inception) to June 30, 2009 (cumulative), and its cash flows for the six months ended June 30, 2009 and 2008, and for the period from January 24, 2007 (inception) to June 30, 2009 (cumulative). Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The condensed consolidated balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements.

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

At June 30, 2009, the Company had not yet commenced any business operations and is therefore considered a “corporation in the development stage.”  All activity through June 30, 2009 is related to the Company’s formation, capital raising efforts (as described below), and efforts to acquire a business. The Company is subject to the risks associated with development stage companies.

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

The Company has adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”). FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The adoption of the provisions of FIN 48 did not have a material effect on the Company’s consolidated financial statements. As of June 30, 2009, no liability for unrecognized tax benefits was required to be recorded.

The Company files income tax returns in the U.S. federal jurisdiction and is subject to income tax examinations by federal tax authorities for the year 2007 and thereafter.  The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of June 30, 2009, the Company has no accrued interest or penalties related to uncertain tax positions.

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

The calculation of net income (loss) per common share is summarized below. The calculation of diluted weighted average common shares outstanding for the three months and six months ended June 30, 2009 and 2008 is based on the average of the closing price of the Company’s common stock, as quoted on the OTC Bulletin Board for the applicable period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Basic:
Net income (loss) available to common stockholders	$(458,974)	$643,014	$(622,297)	$2,157,859
Weighted average common shares outstanding	41,212,875	41,212,875	41,212,875	41,212,875
Net income (loss) per common share — basic	$(0.01)	$0.02	$(0.02)	$0.05

Diluted:
Net income (loss) available to common stockholders	$(458,974)	$643,014	$(622,297)	$2,157,859
Weighted average common shares outstanding	41,212,875	41,212,875	41,212,875	41,212,875
Effect of dilutive warrants	—	9,779,215	—	9,698,802
Diluted weighted average common shares outstanding	41,212,875	50,992,090	41,212,875	50,911,677
Net income (loss) per common share — diluted	$(0.01)	$0.01	$(0.02)	$0.04

At June 30, 2009 and 2008, potentially dilutive securities consisted of outstanding warrants and options to acquire an aggregate of 44,170,300 shares of common stock, all of which were anti-dilutive at June 30, 2009, and 5,000,000 of which were anti-dilutive at June 30, 2008.

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

Share-Based Payments

The Company accounts for share-based payments pursuant to Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R requires all share-based payments, including grants of employee stock options to employees, to be recognized in the financial statements based on their fair values. The Company adopted SFAS No. 123R on January 24, 2007 (inception). The Company expects that SFAS No. 123R could have a material impact on the Company’s consolidated financial statements to the extent that the Company grants stock-based compensation in future periods.  Through June 30, 2009, the Company has not granted any share-based compensation.

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

Recently Adopted Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a framework for measuring fair value in accordance with generally accepted accounting principles, clarifies the definition of fair value within that framework and expands disclosures about fair value measurements. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, except for the measurement of share-based payments. The Company adopted SFAS No. 157 on January 1, 2008.  However, since the issuance of SFAS No. 157, the FASB has issued several FASB Staff Positions (FSPs) to clarify the application of SFAS No. 157.  In February 2008, the FASB released FSP No. 157-2, “Effective Date of FASB Statement No. 157”, which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”, which clarifies the application of SFAS No. 157 in a market that is not active and provides guidance in key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  FSPs apply to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS No. 157.  In April 2009, the FASB issued FSP No. 157-4, “Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, which provides additional guidance for estimating fair value in accordance with SFAS No. 157, when the volume and level of activity for the asset or liability have significantly decreased.  FSP No. 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly.  The Company adopted FSP No. 157-4 on June 30, 2009. Additional disclosures required as a result of the Company’s implementation of SFAS No. 157 are presented at Note 6.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”).  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  SFAS No. 165 also sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively.  The Company adopted SFAS No. 165 on June 30, 2009.  Accordingly, subsequent events have been evaluated through August 6, 2009 (see Note 13).

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS No. 168”).  SFAS No.168 establishes the “FASB Accounting Standards Codification” (“Codification”), which will become the source of authoritative generally accepted accounting principles (“GAAP”) to be recognized by the FASB and to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-SEC accounting literature which is not grandfathered or not included in the Codification will no longer be authoritative. Once the Codification is in effect, all of its content will carry the same level of authority.  SFAS No. 168 is effective for financial statements issued for interim or annual reporting periods ending after September 15, 2009.  The Company expects to adopt SFAS No. 168 on September 30, 2009.

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

On October 19, 2007, prior to the consummation of the Public Offering, the Company’s founding stockholders (the “Founding Stockholders”) purchased from the Company an aggregate of 6,200,000 warrants (the “Founder Warrants”) at $1.00 per warrant in a Private Placement. All Founder Warrants issued in the Private Placement were substantially identical to the warrants in the units sold in the Public Offering, except that:  (i) subject to certain limited exceptions, none of the Founder Warrants were transferable or salable until after the Company completes a business combination; and (ii) the Founder Warrants are not subject to redemption and are not exercisable on a cashless basis if held by the initial holders thereof. The $6,200,000 of proceeds from the sale of the Founder Warrants were added to the portion of the proceeds from the Public Offering held in the Trust Account pending completion of the Company’s initial business combination. The Company determined, based on a review of the trading price of the public warrants of other blank check companies similar to the Company, that the purchase price of $1.00 per Founder Warrant was not less than the approximate fair value of such warrants on the date of issuance. Therefore, the Company did not record compensation expense upon the sale of the Founder Warrants.

After the Company signs a definitive agreement for the acquisition of a target business, it will submit such transaction for stockholder approval. In the event that holders of the shares sold in the Public Offering (the “Public Stockholders”) owning 30% or more of the outstanding stock sold in the Public Offering vote against the business combination and elect to have the Company redeem their shares for cash, the business combination will not be consummated. The Founding Stockholders have agreed to vote their 8,625,000 founding shares of common stock in accordance with the vote of the majority of shares purchased in the Public Offering with respect to any business combination and to vote any shares they acquire in the Public Offering, or in the aftermarket, in favor of the business combination. After consummation of the Company’s first business combination, all of these voting safeguards will no longer be applicable.

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

If no business combination occurs, the Company’s Amended and Restated Certificate of Incorporation provides for mandatory liquidation of the Company on October 15, 2009, 24 months from the effective date of the Public Offering, without stockholder approval of a plan of dissolution.

Information with respect to a pending transaction is provided at Note 13.

5. Money Market Funds — Held In Trust

Money market funds held in trust at June 30, 2009 and December 31, 2008 consist of an investment in Citi Institutional US Treasury Reserves Class A Funds with a market value of $263,139,930 and $263,192,125, respectively, and annualized taxable yields of 0.12% and 0.56%, respectively.  The money market fund invests solely in U.S. treasuries.

As of June 30, 2009, the trust account was due $27,196 from the Company’s non-trust funds resulting primarily from income tax refunds receivable generated by income tax benefits realized during the three months ended June 30,  2009.

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

Money market funds are the only financial instrument that is measured and recorded at fair value on the Company’s balance sheet on a recurring basis.  The following tables present money market funds at their level within the fair value hierarchy at June 30, 2009 and December 31, 2008, respectively.

	Total	Level 1	Level 2	Level 3

June 30, 2009:
Money Market Funds — presented as cash and cash equivalents	$989,641	$989,641	$—	$—
Money Market Funds — Held in Trust	$263,139,930	$263,139,930	$—	$—

December 31, 2008:
Money Market Funds — presented as cash and cash equivalents	$1,473,753	$1,473,753	$—	$—
Money Market Funds — Held in Trust	$263,192,125	$263,192,125	$—	$—

7. Related Party Transactions

Note Payable to Stockholder

On February 27, 2007, the Company issued an unsecured promissory note of $500,000 to one of its Founding Stockholders. The note bore interest at the rate of 4% per annum and was due and payable at the earlier of:  (i) February 26, 2008; or (ii) the date on which the Company consummated an initial public offering of its securities. The note, including related accrued interest of $12,821, was paid in full on October 19, 2007.

Management Fees and Other Costs

The Company has agreed to pay Pacific Millennium Investment Corporation (“Pacific Millennium”), an affiliate of the Company’s Chief Executive Officer, $7,500 per month for 24 months, for office space and reimbursement of general and administrative expenses pursuant to a letter agreement, commencing on the date of the Public Offering and terminating upon the date the Company consummates a business combination or liquidates. During the three months and six months ended June 30, 2009 and 2008, the Company incurred $22,500, $22,500, $45,000 and $45,000 of costs, respectively, under this agreement. For the period from January 24, 2007 (inception) to June 30, 2009, the Company incurred $150,000 of costs under this agreement.

From time to time, Pacific Millennium makes payments on the Company’s behalf to third parties for expenses incurred in the pursuit of a potential business combination for which it is reimbursed by the Company.  Such reimbursements amounted to $117,774, $144,084, $163,126 and $170,522 during the three months and six months ended June 30, 2009 and 2008, respectively. Reimbursements for the period from January 24, 2007 (inception) to June 30, 2009, were $550,524.  Pacific Millennium does not receive any benefit from these transactions.

8. Common Stock

The Company was initially authorized to issue 39,000,000 shares of its common stock with a par value $0.0001 per share. On October 15, 2007, the authorized common shares were increased to 139,000,000 shares.

In February 2007, the Company’s Founding Stockholders subscribed to 1,562,500 shares of common stock for a total of $25,000. In April 2007, the Company effected a two-for-one stock split in the form of a stock distribution, which resulted in the issuance of an additional 1,562,500 shares to its Founding Stockholders. In May 2007, the Company effected a 1.15-for-one stock split in the form of a stock distribution, which resulted in the issuance of an additional 468,750 shares to its Founding Stockholders. In July 2007, the Company effected a three-for-one stock split in the form of a stock distribution, which resulted in the issuance of an additional 7,187,500 shares to its Founding Stockholders. In October 2007, the Company effected a two-for-three reverse stock split, which resulted in the reduction of 3,593,750 shares held by its Founding Stockholders. Also in October 2007, the Company effected a 1.2-for-one stock split in the form of a stock distribution, which resulted in the issuance of an additional 1,437,500 shares to its Founding Stockholders. The Company’s financial statements give retroactive effect to such stock splits.

On December 3, 2007, the Founding Stockholders surrendered for cancellation, for no consideration, 382,425 shares of common stock so as to ensure that the number of shares they held prior to the Public Offering, exclusive of shares underlying the Founder Warrants, equaled 20% of the outstanding shares of common stock after the Public Offering and the exercise of the underwriters’ over-allotment option.

In the event that holders of more than 20% of the shares of common stock sold in the Public Offering elect to redeem their shares, the Founding Stockholders have agreed to forfeit that number of shares (up to a maximum of 937,500 shares) that will result in them owning collectively no more than 23.81% of the Company’s outstanding common stock immediately prior to the consummation of such business combination after giving effect to the redemption (but without giving effect to shares they might purchase in the open market or in private transactions from Public Stockholders).

9. Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value $0.0001 per share, with such designations, voting and other rights and preferences, as may be determined from time to time by the Company’s board of directors.

10. Income Taxes

The provision for income tax for the three months and six months ended June 30, 2008 consists of U.S. federal income tax currently payable. The Company had a tax benefit for the three months and six months ended June 30, 2009.  The Company has its executive office in Hong Kong and accordingly is not subject to state income tax.

The Company’s effective income tax rate was lower than would be expected if the federal statutory rate were applied to loss from operations primarily because of a change in the valuation allowance.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets as of June 30, 2009 and December 31, 2008 consist of start-up and organization costs.  Start-up costs must be deferred until the Company actively commences business operations, at which time they may be written off over a 180-month period.  Organization costs must be deferred and written off over a 180-month period starting with the date that the Company is formed.  Because of the uncertainty associated with the realization of the Company’s deferred tax assets, a 100% valuation allowance has been recorded.

11. Commitments and Contingencies

The Company will not proceed with a business combination if Public Stockholders owning 30% or more of the shares sold in the Public Offering vote against the business combination and exercise their redemption rights. Accordingly, the Company may effect a business combination if Public Stockholders owning up to one share less than 30% of the aggregate shares sold in the Public Offering exercise their redemption rights. If this occurred, the Company would be required to redeem for cash up to one share less than 30% of the 32,970,300 shares of common stock included in the units, or 9,891,089 shares of common stock, at an expected per share redemption price of $7.98 (at June 30, 2009). However, the ability of stockholders to receive $7.98 per unit is subject to any valid claims by the Company’s creditors which are not covered by amounts held in the Trust Account or the indemnities provided by the Company’s officers and directors. The expected redemption price per share is greater than each stockholder’s initial pro rata share of the Trust Account of approximately $7.60 per share. Of the excess redemption price, approximately $0.28 per share represents a portion of the underwriters’ contingent fee, which they have agreed to forego for each share that is redeemed. Accordingly, the total deferred underwriting compensation payable to the underwriters in the event of a business combination will be reduced by approximately $0.28 for each share that is redeemed. The balance will be paid from proceeds held in the Trust Account, which are payable to the Company upon consummation of a business combination.

The Company’s Founding Stockholders have entered into an agreement with Morgan pursuant to which they will place limit orders to purchase up to an aggregate of $10,000,000 of the Company’s common stock in the open market commencing 10 business days after the Company files its Current Report on Form 8-K announcing the execution of a definitive agreement for a business combination and ending on the business day immediately preceding the date of the meeting of stockholders at which a business combination is to be approved. Such open market purchases will be made in accordance with Rules 10b-18 and 10b5-1 under the Securities Exchange Act of 1934, as amended, at a price per share of not more than the per share amount held in the Trust Account (less taxes payable) as reported in such Form 8-K and will be made by a broker-dealer mutually agreed upon by the Company’s

Founding Stockholders and Morgan in such amounts and at such times as such broker-dealer may determine, in its sole discretion, so long as the purchase price does not exceed the above-referenced per share purchase price. The Company’s Founding Stockholders have agreed to vote any such shares of common stock purchased in the open market in favor of the Company’s initial business combination, representing a possible maximum aggregate of 4.2% of the public shares entitled to vote on the business combination. They have agreed not to sell such shares unless a business combination is approved by the Company’s stockholders; however, they will be entitled to participate in any liquidating distributions with respect to the shares purchased in the open market if the business combination is not completed and the Company dissolves.

In the event purchases of $10,000,000 of the Company’s common stock cannot be completed through the open market purchases described above, the Company’s Founding Stockholders have agreed to purchase from the Company, in a private placement, units identical to the units offered hereby at a purchase price of $8.00 per unit until they have spent an aggregate of $10,000,000 in the open market purchases described above and this private purchase. The purchase of co-investment units will occur immediately prior to the Company’s consummation of a business combination, which will not occur until after the signing of a definitive business combination agreement and the approval of that business combination by a majority of the Company’s Public Stockholders. The warrants included in the co-investment units will be exercisable on a cashless basis.

On July 9, 2009, a former potential target with which the Company had engaged in preliminary discussions and due diligence filed an application before the Shanghai Arbitration Commission seeking liquidated damages of $600,000, plus arbitration costs and attorney’s fees, for claims arising from the terminated negotiations.  The Company believes that such claim is without merit and that the Company has substantial defenses.  Richard Tan, the Company’s Chief Executive Officer, has agreed to indemnify and hold the Company harmless from any losses or damages arising out of the arbitration proceeding or the costs of settling this matter.  The Company does not believe that it is probable that a loss contingency has been incurred, and has therefore not recognized any related cost in its financial statements at June 30, 2009.

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

13. Pending Transaction

On June 1, 2009, the Company, through its wholly-owned subsidiary, entered into a framework agreement with the government of Chongqing City in the People’s Republic of China, or PRC, pursuant to which the Company was invited to make controlling investments in the ownership of up to three separate, newly-formed business entities, each of which has been granted a business license to operate in the non-bank financial services industry targeting the needs of small and medium sized enterprises, or SMEs, in the PRC. The framework agreement enables the Company to make the following investments:  $85 million for an approximately 85% interest in Chongqing Stone Tan Credit Guarantee Company, or CGC; $60 million for a 95% interest in Chongqing Stone Tan Financial Leasing Co., Ltd., or FLC; and $60 million for a 100% interest in Chongqing Stone Tan Small Business Loans Co., Ltd., or SLC.  The Company’s joint venture partner in both CGC and FLC will be Chongqing Yufu Assets Operation and Management Co., Ltd., or Yufu, an investment firm formed by the Chongqing government in 2004.  The Company intends to fund its investments from proceeds remaining available from the trust account (after payment of expenses and redemption payments and other direct or indirect payments to purchase IPO shares from Public Stockholders who have indicated their intention to vote against the acquisition and seek redemption of their shares), as well as from proceeds of a contemplated private placement of the Company’s securities that the Company hopes to consummate prior to the date of the special meeting of stockholders to approve such transaction.  On June 30, 2009, the Chongqing government granted an extension of the application deadline to fund the investment in the entities that hold the licenses until October 15, 2009.

If the Company’s security holders approve the proposals required to complete the acquisition and a minimum of $85 million of trust account and private placement funds are available, the Company will use all of such funds to invest in CGC upon the initial closing, which initial closing must occur prior to October 15, 2009, the date on which the Company’s corporate existence will cease if it fails to complete a business combination (the “Closing Deadline”).  If at least $145 million of funds are available by the Closing Deadline, the Company will fund its interests in both CGC and FLC.  If at least $205 million of funds are available by the Closing Deadline, the Company will also fund SLC.  In the event that the initial closing of the transaction involves the funding of interests in less than all three of the entities, the Company will continue its efforts to seek funding to enable it to complete the remaining investments within the time frames provided for in the applicable agreements; however, it is possible that the Company will not be able to fund the purchase of interests in any additional entity following the initial closing.  In such event, the Company would seek to renegotiate the terms of its investment in the unfunded entity or entities with the Chongqing government; however, there can be no assurances that any such efforts would be successful.

The Company is also proposing that warrant holders approve an amendment to certain terms of the warrants included in the units issued in the Company’s Public Offering to provide for the warrants to become exercisable on the initial closing, to increase the exercise price of the warrants from $5.50 per share to $9.40 per share, and to extend the expiration date of the warrants from October 15, 2011 to October 15, 2013.  The approval of the warrant amendment by warrant holders is a condition to the consummation of the transaction described above.

The transactions resulting from the approval of the acquisition proposal will be accounted for under U.S. GAAP and the financial statements will be presented in U.S. dollars.  Upon funding, the Company will consolidate each such entity with its financial statements commencing on the closing date and will also recognize noncontrolling interests in its financial statements as appropriate.  All direct costs of these transactions will be charged to operations in the period that such costs are incurred.

The transactions described above are subject to substantial risks, contingencies and uncertainties, including, among others, approval by the Company’s stockholders and warrant holders of various proposals necessary to authorize and implement the transactions described herein, all of which must be accomplished by the Closing Deadline, compliance with federal securities laws and regulations in the United States, compliance with various laws and regulations in the PRC, and the availability of sufficient funds.    Accordingly, there can be no assurances that such transactions ultimately will occur, or that if these transaction do occur, that the contemplated business operations will be successful.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.  References to “we”, “us”, “our” or the “Company” include Stone Tan China Acquisition Corp. and its wholly-owned subsidiary, Stone Tan China Acquisition (Hong Kong) Company Limited, except where the context requires otherwise.  The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this report.

Overview

We were formed on January 24, 2007 to serve as a vehicle to effect a merger, asset acquisition, stock exchange or other similar business combination, or control through contractual arrangements, an operating business having its primary operations in the People’s Republic of China. Our initial business combination must be with a target business or businesses whose fair market value is at least equal to 80% of our net assets at the time of such acquisition. Since our initial public offering, or IPO, in October 2007, we have been actively searching for a suitable business combination candidate.

On June 1, 2009, the Company, through its wholly-owned subsidiary, entered into a framework agreement with the government of Chongqing City in the People’s Republic of China, or PRC, pursuant to which the Company was invited to make controlling investments in the ownership of up to three separate, newly-formed business entities, each of which has been granted a business license to operate in the non-bank financial services industry targeting the needs of small and medium sized enterprises, or SMEs, in the PRC. The framework agreement enables the Company to make the following investments:  $85 million for an approximately 85% interest in Chongqing Stone Tan Credit Guarantee Company, or CGC; $60 million for a 95% interest in Chongqing Stone Tan Financial Leasing Co., Ltd., or FLC; and $60 million for a 100% interest in Chongqing Stone Tan Small Business Loans Co., Ltd., or SLC.  The Company’s joint venture partner in both CGC and FLC will be Chongqing Yufu Assets Operation and Management Co., Ltd., or Yufu, an investment firm formed by the Chongqing government in 2004.  The Company intends to fund its investments from proceeds remaining available from the trust account (after payment of expenses and redemption payments and other direct or indirect payments to purchase IPO shares from holders who have indicated their intention to vote against the acquisition and seek redemption of their shares), as well as from proceeds of a contemplated private placement of the Company’s securities that the Company hopes to consummate prior to the date of the special meeting of stockholders to approve such transaction.  On June 30, 2009, the Chongqing government granted an extension of the application deadline to fund the investment in the entities that hold the licenses until October 15, 2009.

If the Company’s securityholders approve the proposals required to complete the acquisition and a minimum of $85 million of trust account and private placement funds are available, the Company will use all of such funds to invest in CGC upon the initial closing, which initial closing must occur prior to October 15, 2009, the date on which the Company’s corporate existence will cease if it fails to complete a business combination.  This date is referred to as the initial closing deadline.  If at least $145 million of funds are available by the initial closing deadline, the Company will fund its interests in both CGC and FLC.  If at least $205 million of funds are available by the initial closing deadline, the Company will also fund SLC.  In the event that the initial closing of the transaction involves the funding of interests in less than all three of the entities, the Company will continue its efforts to seek funding to enable it to complete the remaining acquisitions within the time frames provided for in the applicable agreements; however, it is possible that the Company will not be able to fund the purchase of interests in any additional entity following the initial closing.  In such event, the Company would seek to renegotiate the terms of its investment in the unfunded entity or entities with the Chongqing government; however, there can be no assurances that any such efforts would be successful.

The Company is also proposing that warrant holders approve an amendment to certain terms of the warrants included in the units issued in the IPO to provide for the warrants to become exercisable on the initial closing, to increase the exercise price of the warrants from $5.50 per share to $9.40 per share, and to extend the expiration date of the warrants from October 15, 2011 to October 15, 2013.  The approval of the warrant amendment by warrant holders is a condition to the consummation of the transaction described above.

We are not presently engaged in, and will not engage in, any substantive commercial business until we consummate an initial transaction. We intend to utilize cash derived from the proceeds of our private placement and initial public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern.  Our amended and restated certificate of incorporation provides that if we are not able to complete a business combination by October 15, 2009, our corporate existence will cease, except for the process of winding up and liquidating.  We cannot assure our investors that we will be able to consummate the proposed business combination by October 15, 2009.  Our independent registered public accounting firm, in their report on our 2008 consolidated financial statements, have raised substantial doubt about our ability to continue as a going concern.  The condensed consolidated financial statements as of and for the three months and six months ended June 30, 2009 do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies

Management’s discussion and analysis of its financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Our financial statements reflect the selection and application of accounting policies, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. See Note 3 to our condensed consolidated financial statements, “Summary of Significant Accounting Policies,” for a detailed discussion of the critical accounting policies that currently affect our financial condition and results of operations. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Results of Operations for the Three Months Ended June 30, 2009 and 2008

For the three months ended June 30, 2009, we had a net loss of approximately $459,000, comprised of interest income of approximately $103,700, less operating expenses of approximately $584,100, interest allocable to common shares subject to possible redemption of approximately $23,600, and an income tax benefit of $45,000. Operating expenses consisted of approximately $361,700 for professional fees, $52,700 for travel expenses, $31,900 for insurance, $96,500 for other operating costs, and $41,300 for capital based taxes.

For the three months ended June 30, 2008, we had net income available to common stockholders of approximately $643,000, comprised of interest income of approximately $1,924,500, less operating expenses of approximately $320,800, income tax expense of approximately $553,000, and interest allocable to common shares subject to possible redemption of approximately $407,700. Operating expenses consisted of approximately $82,500 for professional fees, $100,000 for travel expenses, $33,100 for insurance, $63,900 for other operating costs, and $41,300 for capital based taxes.

Commencing on October 15, 2007 and ending upon the acquisition of a target business, we began incurring a fee of $7,500 per month for office space and certain other additional services from Pacific Millennium, an affiliate of Mr. Tan, our Chief Executive Officer.  During each of the three months ended June 30, 2009 and 2008, we incurred $22,500 of costs under this agreement.

From time to time Pacific Millennium makes payments on our behalf to third parties for expenses incurred by us in the pursuit of a potential business combination for which we reimburse Pacific Millennium.  Such reimbursements amounted to approximately $117,800 and $144,100 during the three months ended June 30, 2009 and 2008, respectively.  Pacific Millennium does not receive any benefit from these transactions.

Results of Operations for the Six Month Period ended June 30, 2009 and 2008

For the six months ended June 30, 2009, we had a net loss of approximately $622,300, comprised of interest income of approximately $259,500, less operating expenses of approximately $933,200, interest allocable to common shares subject to possible redemption of approximately $43,600, and an income tax benefit of $95,000. Operating expenses consisted of approximately

$562,200 for professional fees, $72,200 for travel expenses, $65,000 for insurance, $151,300 for other operating costs, and $82,500 for capital based taxes.

For the six months ended June 30, 2008, we had net income available to common stockholders of approximately $2,157,900, comprised of interest income of approximately $4,595,300, less operating expenses of approximately $532,000, income tax expense of approximately $1,449,000, and interest allocable to common shares subject to possible redemption of approximately $456,400. Operating expenses consisted of approximately $169,300 for professional fees, $113,100 for travel expenses, $66,300 for insurance, $104,800 for other operating costs, and $78,500 for capital based taxes.

Commencing on October 15, 2007 and ending upon the acquisition of a target business, we began incurring a fee of $7,500 per month for office space and certain other additional services from Pacific Millennium, an affiliate of Mr. Tan, our Chief Executive Officer.  During each of the six months ended June 30, 2009 and 2008, we incurred $45,000 of costs under this agreement.

From time to time Pacific Millennium makes payments on our behalf to third parties for expenses incurred by us in the pursuit of a potential business combination for which we reimburse Pacific Millennium.  Such reimbursements amounted to approximately $163,100 and $170,500 during the six months ended June 30, 2009 and 2008, respectively.  Pacific Millennium does not receive any benefit from these transactions.

Liquidity and Capital Resources

In October 2007, we consummated the IPO which result in net proceeds including the underwriters’ over-allotment option and the private placement or Founder Warrants, after deducting certain offering expenses of approximately $9,592,000, including underwriting discounts of approximately $9,232,000, and the repayment of the note payable to a stockholder of approximately $513,000, including accrued interest, were approximately $259,857,000, of which approximately $259,746,000 was deposited into the trust account. The remaining proceeds were deposited into the Company’s operating account, which along with up to $3,300,000 in interest earned on the funds in the trust account, have been available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

As of June 30, 2009, we had $989,641 available to us outside of the trust account, of which the trust account was due $27,196 resulting primarily from income tax refunds receivable generated by income tax benefits realized during the three months ended June 30,  2009, to fund our working capital requirements. However, we may not have sufficient funds available to complete the proposed investment in the PRC entities (the “Proposed Transaction”). In such event, we would need to borrow funds from our insiders or others or seek favorable payment terms with our professionals and we may not be successful in these efforts.

We may use all or substantially all of the proceeds held in trust other than the deferred portion of the underwriter’s fee to fund the Proposed Transaction. In that event the proceeds held in the trust account, as well as any other available funds exceed the amount invested in one or more of the PRC entities, they will be used to finance the operations of the target business or businesses.

If we are unable to consummate the Proposed Transaction by October 15, 2009, we will be forced to liquidate. If we are forced to liquidate, the per share liquidation amount may be less than the initial per unit offering price because of the underwriting commissions and expenses related to our offering and because of the value of the warrants in the per unit offering price. Additionally, if third parties make claims against us, the offering proceeds held in the trust account could be subject to those claims, resulting in a further reduction to the per share liquidation price. Under Delaware law, our stockholders who have received distributions from us may be held liable for claims by third parties to the extent such claims are not been paid by us. Furthermore, our warrants will expire worthless if we liquidate before the completion of a business combination.

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

We are not presently engaged in and, if we do not consummate a business combination prior to the initial closing deadline, we may not engage in, any substantive commercial business.  We do not currently have any interest-bearing debt.  Accordingly, we are not and, until such time as we consummate a business combination that involves a debt component, we will not be, exposed to risks associated with interest rates on debt obligations, foreign exchange rates, commodity prices, equity prices, or other market-driven rates or prices.

The net proceeds of the IPO held in the trust account have been invested only in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Although we believe that our risk is limited with respect to our exposure to money market funds, reductions in interest rates could decrease the amount of interest earned on the trust funds and thus negatively impact future earnings.  Fluctuations in interest rates could be exacerbated in future periods as a result of the current worldwide instability in the banking and credit markets.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures

As of June 30, 2009, our chief executive and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act and has concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our chief executive and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 9, 2009, a former potential target with which the Company had engaged in preliminary discussions and due diligence filed an application before the Shanghai Arbitration Commission seeking liquidated damages of $600,000, plus arbitration costs and attorney’s fees, for claims arising from the terminated negotiations.  The Company believes that such claim is without merit and that the Company has substantial defenses.  Richard Tan, the Company’s Chief Executive Officer, has agreed to indemnify and hold the Company harmless from any losses or damages arising out of the arbitration proceeding or the costs of settling this matter.  The Company does not believe that it is probable that a loss contingency has been incurred, and has therefore not recognized any related cost in its financial statements at June 30, 2009.

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors the Company is exposed to from those risk factors which were previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

We did not engage in the sale of any unregistered securities during the three months ended June 30, 2009.

Use of Proceeds

On October 19, 2007, we consummated our initial public offering of 30,000,000 units. Each unit consisted of one share of common stock, $.0001 par value per share, and one warrant to purchase one share of common stock. On October 30, 2007, the underwriters of the IPO exercised their over-allotment option to sell an additional 2,970,300 units. We received aggregate gross proceeds of $240,000,000 from the sale of the units. The offering was registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-1 (File No. 333-142729), which was declared effective by the SEC on October 15, 2007.

The underwriters of the IPO were Morgan Joseph & Co. Inc., Southwest Securities, Inc., Maxim Group LLC, Brean Murray, Carret & Co., LLC, GunnAllen Financial, Inc. and Legend Merchant Group. Each of our units commenced trading its component share of common stock and warrant separately on November 7, 2007.

Immediately prior to the consummation of the IPO, we sold 6,200,000 warrants, or Founder Warrants, to our founding stockholders for $1.00 per warrant for aggregate gross proceeds of $6,200,000.

The net proceeds from the sale of our units (including the underwriters’ over-allotment option) and the Founder Warrants, after deducting certain offering expenses of approximately $9,592,000, including underwriting discounts of approximately $9,232,000, and the repayment of the note payable to a stockholder of approximately $513,000, including accrued interest, were approximately $259,857,000. Of this amount, approximately $259,746,000 is being held in the trust account and the remaining proceeds are being held outside of the trust account. The remaining proceeds, along with up to $3,300,000 in interest earned on the funds in the trust account, have been available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

No expenses of the offering were paid to our officer and directors or any of their respective affiliates. We did, however, repay an affiliate of our officer for a loan in the principal amount of $500,000 made to us prior to the consummation of the IPO, together with interest at the rate of 4%.

On September 29, 2008, all the funds held in the trust account were transferred into a money market fund that is invested solely in U.S. treasuries.

Repurchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of the Principal Executive and Principal Accounting and Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of the Principal Executive and Principal Accounting and Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONE TAN CHINA ACQUISITION CORP.

August 10, 2009	By:	/s/ Richard Tan
Richard Tan
Chief Executive Officer, President and Director
(Principal Executive, Accounting and Financial Officer)

Exhibit Index

Exhibit No.	Description

31.1	Certification of the Principal Executive and Principal Accounting and Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of the Principal Executive and Principal Accounting and Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.